Form 10-Q
period 1996-03-31
GUINNESS TELLI-PHONE CORP
filed 1996-12-12
CIK 940036

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: March 31, 1996; or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period _________ to __________

     Commission File Number:   0-25632


                         GUINNESS TELLI*PHONE CORPORATION
               ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Nevada                                            68-0310550
--------------------------------                       ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

655 Redwood Highway, #219, Mill Valley, California            94941
--------------------------------------------------          ----------
Address of principal executive offices)                     (Zip Code)


                                 (415) 389-9442
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On March 31, 1996, there were 13,427,480 shares of the registrant's Common Stock, $.001 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations and changes in its financial position from inception through March 31, 1996 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                          (Unaudited)
                                            March 31,           December 31,
                                             1996                  1995
                                          -----------           ------------

ASSETS

CURRENT ASSETS:
      Cash                                $ 94,139              $  97,997
      Due from stockholder                 _______                 27,195

      TOTAL CURRENT ASSETS                  94,139                125,192
                                          --------              ---------

FIXED ASSETS:
      Equipment                             50,628                 25,637
      Less accumulated depreciation         24,394                 22,663
                                          --------               --------

                                            26,234                  2,974
                                          --------               --------

                                         $ 120,373              $ 128,166
                                          ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                      $ 435,000              $ 435,000
      Accounts payable                     637,941                659,372
      Accrued interest payable             386,210                366,180
      Deferred royalty income              125,000                125,000
                                         ---------              ---------

           TOTAL CURRENT LIABILITIES     1,584,151              1,585,552
                                        ----------             ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value;
      authorized 25,000,000 shares,
      issued and outstanding
      13,427,480 shares                     13,427                 13,427
      Additional paid-in capital         8,363,766              8,363,766
      Deficit accumulated during
            development stage           (9,840,971)            (9,733,329)
                                        ----------             ----------

                                        (1,463,778)            (1,356,136)

      Less stock subscription
      receivable                               --                (101,250)
                                         ----------             ----------
                                        (1,463,778)            (1,457,386)
                                         ----------             ----------

                                         $  120,373             $  128,166
                                         ==========             ==========


                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Operations
                                   (Unaudited)


                     Cumulative
                       During          Three Months
                     Development       Ended March 31,
                        Stage         1996        1995
                   ------------     -------     -------
OPERATING EXPENSES:
 Research and
    development ....   $4,551,152
Interest expense ...   $4,110,929   $ 20,030   $ 18,208
Officer's salary ...      303,071      5,764     14,128
Rent ...............      295,358      6,500      1,800
Other administrative
 expense ...........      580,461     75,343     15,752
                       ----------   --------  ----------

NET LOSS              $(9,840,971) (107,642)    (49,888)
                      ============ =========  ==========

LOSS PER SHARE                     $  (.01)   $    --
                      ============  ========  ==========
WEIGHTED AVERAGE
 SHARES OUTSTANDING               13,427,480  12,592,480
                                  ==========  ==========


                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Cash Flows
                                   (Unaudited)


                       Cumulative
                       During          Three Months
                     Development       Ended March 31,
                        Stage         1996         1995
                    ------------    ---------     --------
CASH USED IN OPERATIONS:
  Net loss .........  $(9,840,971)  $(107,642)    $(49,888)

  Adjustments to reconcile
  net loss to cash used in
  operations:
   Depreciation .......    24,394        1,731         481
   Increase in accounts
   payable ............   637,941        5,764      28,816
   Increase in accrued
   interest ..........    386,210       20,030      18,208
                       ----------     ---------   ---------

                       (8,792,426)     ( 80,117)    (2,383)
                       ----------     ---------   ---------

CASH USED IN INVESTING ACTIVITIES:
  Additions to
  fixed assets .......   (50,628)      (24,991)
                       ----------     ---------   ---------

CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
 Contributed capital    8,363,766
 Sale of stock             13,427
 Notes payable            435,000
 Stockholder advances                              2,383
 Deferred royalty income  125,000
 Collection of stock
  subscriptions receivable     --      101,250
                       ----------     ---------   ---------

                        8,937,193      101,250       2,383
                       ----------     ---------   ---------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS ..........    94,139      ( 3,858)        --

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR             --       97,997         --
                       ----------     ---------   ---------

CASH AND CASH EQUIVALENTS,
 END OF YEAR          $    94,139     $ 94,139     $   --
                      ===========     =========    ========

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                             (A Development Company)
                    Note To Consolidated Financial Statements


     Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at March 31, 1996, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1995.

     Note 2: The prior periods financial statements have been changed to correct an error relating to the accounting for costs incurred to develop the Telli*Phone. The Company had been capitalizing development costs through December 31, 1994, when such costs should have been expensed. The effect of the correction was to write off the product development cost and increase the accumulated deficit at January 1, 1995, by $7,777,102. Other corrections included an adjustment to accrued interest and accumulated depreciation which reduced the accumulated deficit by a net of $110,876 at January 1, 1995, and reduced interest expense for the year ended December 31, 1995, by $17,488.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:
--------------------------------

     There have been no significant changes in the Company's liquidity and capital resources since the Company filed its annual report on Form 10-K for the year ended December 31, 1995. Reference is made to that document with regard to these matters.

     The Company is currently in discussion with qualified investors for private financing.

     The Company is also in discussion with a major international manufacturer of computer equipment and peripherals for the manufacture of the Telli*phone.

Results of operation:
---------------------

     The loss for the six months ended March 31, 1996, was $57,754 more than the loss for the six months ended March 31, 1995. This change was principally due to the following:

     1. An increase in interest expense of $1,822 on outstanding debt, including accrued interest.

     2. A reduction of $3,384 in officer's salaries as the officer reduced his salary commensurate with the cash flow of the Company.

     3. An increase in rent expense of $4,705 attributable to a rent adjustment during the first quarter and its carryover to the second quarter.

     4. An increase in other administrative expenses of $59,591 as follows:

     a. An increase in other compensation of $26,080, none being incurred during the comparable period in 1995.

     b. An increase in professional fees of $21,978 as a result of the completion of the Telli*Phone and efforts to now bring it to the market place.

     c. An increase in general office expense of $7,794.

     d. A decrease in travel and promotion of $2,489.

     e. An increase in depreciation expense of $1,250.

     The loss for the three months ended March 31, 1996, was $1,591 less than the loss for the three months ended March 31, 1995. This change was principally due to the following:

     1. An increase in interest expense of $1,822 on outstanding debt, including accrued interest.

     2. A reduction of $8,364 in officer's salaries as the officer reduced his salary commensurate with the cash flow of the Company.

     3. An increase in rent expense of $2,174 attributable to a rent adjustment during the first quarter.

     4. An increase in other administrative expenses of $2,777 as follows:

     a. An increase in other compensation of $6,711, none being incurred during the 1995 quarter.

     b. A decrease in professional fees of $3,317.

     c. An increase in general office expense of $3,961.

     d. A decrease in travel and promotion of $5,828.

     e. An increase in depreciation expense of $1,250.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     At the present time there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.

Item 2.  Changes in Securities.

         Not required.

Item 3.  Defaults Upon Senior Securities.

         Not required.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not required.

Item 5.  Other Information.

         Not required.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) No exhibits have been filed with this Form 10-Q.

         (b) No other reports on Form 8-K were filed during the last quarter of the period covered.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                               GUINNESS TELLI*PHONE CORPORATION
                                                           (Registrant)


 Date:   December 5, 1996                    /S/ Lawrence A. Guinness
                                             --------------------------
                                             By:  Lawrence A. Guinness
                                             Its: President


Date:   December 5, 1996                     /S/ Arthur Korn
                                             --------------------------
                                             By:  Arthur Korn
                                             Its: Chief Financial Officer