Form 10-Q
period 1996-06-30
GUINNESS TELLI-PHONE CORP
filed 1996-12-12
CIK 940036

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 1996; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On June 30, 1996, there were 13,427,480 shares of the registrant's Common Stock, $.001 par value, outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations and changes in its financial position from inception through June 30, 1996 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                          (Unaudited)
                                            June 30,            December 31,
                                             1996                  1995
                                          -----------           ---------

ASSETS

CURRENT ASSETS:
      Cash                                $ 73,367              $  97,997
      Due from stockholder                 _______                 27,195

      TOTAL CURRENT ASSETS                  73,367                125,192
                                          --------              ---------

FIXED ASSETS:
      Equipment                             50,628                 25,637
      Less accumulated depreciation         26,125                 22,663
                                          --------               --------

                                            24,503                  2,974
                                          --------               --------

                                         $  97,870              $ 128,166
                                          ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                      $ 435,000              $ 435,000
      Accounts payable                     643,706                659,372
      Accrued interest payable             406,240                366,180
      Deferred royalty income              125,000                125,000
                                         ---------              ---------

           TOTAL CURRENT LIABILITIES     1,609,946              1,585,552
                                        ----------             ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value;
      authorized 25,000,000 shares,
      issued and outstanding
      13,427,480 shares                     13,427                 13,427
      Additional paid-in capital         8,363,766              8,363,766
      Deficit accumulated during
            development stage           (9,889,269)            (9,733,329)
                                        ----------             ----------

                                        (1,512,076)            (1,356,136)

      Less stock subscription
      receivable                               --                (101,250)
                                         ----------             ----------
                                        (1,512,076)            (1,457,386)
                                         ----------             ----------

                                         $   97,870             $  128,166
                                         ==========             ==========


                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Operations
                                   (Unaudited)


                     Cumulative
                       During          Six Months             Three Months
                     Development       Ended June 30,         Ended June 30,
                        Stage         1996        1995       1996       1995
                     ------------   -------     -------    --------    --------
OPERATING EXPENSES:
 Research and
    development ....   $4,551,152
Interest expense ...   $4,130,959   $ 40,060   $ 36,416   $ 20,030     $ 18,208
Officer's salary ...      308,835     11,529     28,256      5,764       14,128
Rent ...............      299,332     10,479      3,600      3,974        1,800
Other administrative
 expense ...........      598,991     93,872     31,504     18,529       15,752
                       ----------   --------  ----------  ---------   ----------

NET LOSS              $(9,889,269) (155,940)    (99,776)   (48,297)   (49,888)
                      ============ =========  ==========  ==========  =========

LOSS PER SHARE                     $  (.01)   $   (.01)    $  --       $   --
                      ============  ========  ==========  ==========  ==========
WEIGHTED AVERAGE
 SHARES OUTSTANDING               13,427,480  12,592,480  13,427,480  12,592,480
                                  ==========  ==========  ==========  ==========


                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Cash Flows
                                   (Unaudited)


                       Cumulative
                       During          Six Months             Three Months
                     Development       Ended June 30,         Ended June 30,
                        Stage         1996        1995       1996       1995
                     ------------   -------     -------    --------    --------
CASH USED IN OPERATIONS:
  Net loss .........  $(9,889,269)  $  (155,940)  $ (99,776) $(48,297) $(49,888)

  Adjustments to reconcile
  net loss to cash used in
  operations:
   Depreciation .......    26,125         3,462         962     1,731        481
   Increase in accounts
   payable ............   643,706        11,529      53,172     5,764     24,356
   Increase in accrued
   interest ..........    406,240        40,060      36,416    20,030     18,208
                       ----------     ---------   ---------   --------  --------

                       (8,813,198)     (100,889)    (9,226)   (20,772)   (6,843)
                       ----------     ---------   ---------   --------  --------

CASH USED IN INVESTING ACTIVITIES:
  Additions to
  fixed assets .......   (50,628)      (24,991)
                       ----------     ---------   ---------   --------  --------

CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
 Contributed capital    8,363,766
 Sale of stock             13,427
 Notes payable            435,000
 Stockholder advances                                9,226                6,843
 Deferred royalty income  125,000
 Collection of stock
  subscriptions receivable     --      101,250
                       ----------     ---------   ---------   --------  --------

                        8,937,193      101,250       9,226                6,843
                       ----------     ---------   ---------   --------  --------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS ..........    73,367      (24,630)        --     (20,772)       --

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR             --       97,997         --      94,139        --
                       ----------     ---------   ---------   --------  --------

CASH AND CASH EQUIVALENTS,
 END OF YEAR          $    73,367     $ 73,367     $   --    $ 73,367   $    --
                      ===========     =========    ========  =========  =======


                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                             (A Development Company)
                    Note To Consolidated Financial Statements


Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone
Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at June 30, 1996, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1995.

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

Results of operation:
---------------------

     The loss for the six months ended June 30, 1996, was $56,163 more than the loss for the six months ended June 30, 1995. This change was principally due to the following:

     1. An increase in interest expense of $3,644 on outstanding debt, including accrued interest.

     2. A reduction of $16,728 in officer's salaries as the officer reduced his salary commensurate with the cash flow of the Company.

     3. An increase in rent expense of $6,879 attributable to a rent adjustment during the first quarter and its carryover to the second quarter.

     4. An increase in other administrative expenses of $62,368 as follows:

     a. An increase in other compensation of $32,791, none being incurred during the comparable period in 1995.

     b. An increase in professional fees of $18,661 as a result of the completion of the Telli*Phone and efforts to now bring it to the market place.

     c. An increase in general office expense of $11,755.

     d. A decrease in travel and promotion of $3,339.

     e. An increase in depreciation expense of $2,500.

     The loss for the three months ended June 30, 1996, was $1,591 less than the loss for the three months ended June 30, 1995. This change was principally due to the following:

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