Form 10-Q
period 1996-09-30
GUINNESS TELLI-PHONE CORP
filed 1996-12-12
CIK 940036

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 1996; or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period _________ to __________

     Commission File Number:   0-25632


                         GUINNESS TELLI*PHONE CORPORATION
               ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Nevada                                            68-0310550
--------------------------------                       ---------------------
(State or other jurisdiction of                          (I.R.S Employer
incorporation or organization)                          Identification No.)

655 Redwood Highway, #219, Mill Valley, California            94941
--------------------------------------------------          ----------
Address of principal executive offices)                     (Zip Code)


                                 (415) 389-9442
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On September 30, 1996, there were 13,427,480 shares of the registrant's Common Stock, $.001 par value, outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations and changes in its financial position from inception through September 30, 1996 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                          (Unaudited)
                                         September 30,         December 31,
                                             1996                  1995
                                          -----------           ---------
ASSETS

CURRENT ASSETS:
      Cash                                $  2,555              $  97,997
      Due from stockholder                      --                 27,195

      TOTAL CURRENT ASSETS                   2,555                125,192
                                          --------              ---------
FIXED ASSETS:
      Equipment                             58,707                 25,637
      Less accumulated depreciation         28,260                 22,663
                                          --------               --------

                                            30,447                  2,974
                                          --------               --------

                                         $  33,002              $ 128,166
                                          ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                      $ 435,000              $ 435,000
      Accounts payable                     659,373                659,372
      Accrued interest payable             426,270                366,180
      Deferred royalty income              125,000                125,000
                                         ---------              ---------

           TOTAL CURRENT LIABILITIES     1,645,642              1,585,552
                                        ----------             ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value;
      authorized 25,000,000 shares,
      issued and outstanding
      13,427,480 shares                     13,427                 13,427
      Additional paid-in capital         8,363,766              8,363,766
      Deficit accumulated during
            development stage           (9,989,833)            (9,733,329)
                                        ----------             ----------

                                        (1,612,640)            (1,356,136)

      Less stock subscription
      receivable                               --                (101,250)
                                         ----------             ----------
                                        (1,612,640)            (1,457,386)
                                         ----------             ----------

                                         $   33,002             $  128,166
                                         ==========             ==========

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Operations
                                   (Unaudited)


                     Cumulative
                       During          Nine Months             Three Months
                     Development    Ended September 30,     Ended September 30,
                        Stage         1996        1995       1996       1995
                     ------------   -------     -------    --------    --------
OPERATING EXPENSES:
 Research and
    development ....   $4,551,152
Interest expense ...   $4,150,989   $ 60,090   $ 54,624   $ 20,030     $ 18,208
Officer's salary ...      314,599     17,293     42,384      5,764       14,128
Rent ...............      306,393     17,540      5,400      7,061        1,800
Other administrative
 expense ...........      666,700     161,581    47,256     67,709       15,752
                       ----------   --------  ----------  ---------   ----------

NET LOSS              $(9,989,833) (256,504)   (149,664)  (100,564)   (49,888)
                      ============ =========  ==========  ==========  =========

LOSS PER SHARE                     $  (.02)   $   (.01)    $  --       $   --
                      ============  ========  ==========  ==========  ==========
WEIGHTED AVERAGE
 SHARES OUTSTANDING              13,427,480  12,592,480  13,427,480  12,592,480
                                 ==========  ==========  ==========  ==========

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Cash Flows
                                   (Unaudited)

                       Cumulative
                       During         Nine Months             Three Months
                     Development     Ended September 30,    Ended September 30,
                        Stage         1996        1995       1996       1995
                     ------------   -------     -------    --------    --------
CASH USED IN OPERATIONS:
  Net loss .........  $(9,989,269)  $(256,504) $(149,664) $(100,564) $(49,888)

  Adjustments to reconcile
  net loss to cash used in
  operations:
   Depreciation .......    28,260         5,597        1,443    2,135       481
   Increase in accounts
   payable ............   659,372                     84,371   (11,529)  31,199
   Increase in accrued
   interest ..........    426,270        60,090      54,624    20,030    18,208
                       ----------     ---------   ---------   --------  --------

                       (8,875,931)     (190,817)    (9,226)   (89,929)       --
                       ----------     ---------   ---------   --------  --------

CASH USED IN INVESTING ACTIVITIES:
  Additions to
  fixed assets .......   (58,707)      (33,070)               ( 8,079)
                       ----------     ---------   ---------   --------  --------


CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
 Contributed capital    8,363,766
 Sale of stock             13,427
 Notes payable            435,000
 Stockholder advances                   27,195      9,226     27,195
 Deferred royalty income  125,000
 Collection of stock
  subscriptions receivable     --      101,250
                       ----------     ---------   ---------   --------  --------

                        8,937,193      128,445      9,226     27,195
                       ----------     ---------   ---------   --------  --------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS ..........     2,555      (95,442)        --     (70,812       --

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR             --       97,997         --      73,812       --
                       ----------     ---------   ---------   --------  --------

CASH AND CASH EQUIVALENTS,
 END OF YEAR          $     2,555     $  2,555     $   --    $  2,555   $   --
                      ===========     =========    ========  =========  =======


                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                             (A Development Company)
                    Note To Consolidated Financial Statements


     Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 1996, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1995.

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

Results of operation:
---------------------

     The loss for the six months ended September 30, 1996, was $106,639 more than the loss for the six months ended September 30, 1995. This change was principally due to the following:

     1. An increase in interest expense of $5,466 on outstanding debt, including accrued interest.

     2. A reduction of $25,092 in officer's salaries as the officer reduced his salary commensurate with the cash flow of the Company.

     3. An increase in rent expense of $12,140 attributable to a rent adjustment during the first quarter and its carryover to the second quarter.

     4. An increase in other administrative expenses of $114,325 as follows:

     a. An increase in other compensation of $58,133, none being incurred during the comparable period in 1995.

     b. An increase in professional fees of $29,584 as a result of the completion of the Telli*Phone and efforts to now bring it to the market place.

     c. An increase in general office expense of $22,912.

     d. A decrease in travel and promotion of $458.

     e. An increase in depreciation expense of $4,154.

     The loss for the three months ended September 30, 1996, was $50,676 less than the loss for the three months ended September 30, 1995. This change was principally due to the following:

     1. An increase in interest expense of $1,822 on outstanding debt, including accrued interest.

     2. A reduction of $8,364 in officer's salaries as the officer reduced his salary commensurate with the cash flow of the Company.

     3. An increase in rent expense of $5,261 attributable to a rent adjustment during the first quarter.

     4. An increase in other administrative expenses of $51,957 as follows:

     a. An increase in other compensation of $25,342, none being incurred during the 1995 quarter.

     b. A decrease in professional fees of $10,923.

     c. An increase in general office expense of $11,157.

     d. A decrease in travel and promotion of $2,881.

     e. An increase in depreciation expense of $1,654.

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