Form 10-K/A
period 1995-12-31
GUINNESS TELLI-PHONE CORP
filed 1996-12-20
CIK 940036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1995

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ------- to --------


                         Commission File Number: 0-25632
                                ----------------

                        GUINNESS TELLI*PHONE CORPORATION
             (Exact name of registrant as specified in its charter)

       NEVADA                                                  68-0310550
    ---------------------                                 ---------------------
   (State or Jurisdiction                                   I.R.S. Employer
     of Incorporation)                                    Identification Number

   655 Redwood Hwy., Suite 219, Mill Valley, California        94941
   ----------------------------------------------------       ----------
   (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code: (415) 389-94420

     Securities Registrant pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     There is no current market for the Registrant's common stock. The number of outstanding shares of the Registrant's Common Stock on December 31, 1995 was 13,427,480.

                                TABLE OF CONTENTS

                                    PART I
ITEM 1.  BUSINESS ...................................................  1
     (a) Overview .................................................... 1
     (b) Registrant's Plan of Operation .............................. 2
         Necessity to Raise Additional Capital ...................... 10

                Research and Development to be Performed..................  10
                Anticipated Material Acquisition of Plant and Equipment...  11
                Anticipated Material Changes in Number of Employees.......  11
                Material Areas Peculiar to Registrant's Business..........  11

    (c)   Financial Information about Industry Segments...................  12

    (d)   Narrative Description of Business...............................  12
                Telli*Phone Products and Services.........................  12
                Status of Product.........................................  21
                Sources and Availability of Raw Materials.................  23
                Patents, Trademarks, Licenses, Franchises and Concessions.. 24
                Seasonal Business.......................................... 25
                Significant Working Capital Required....................... 25
                Dependence on a Single Customer............................ 26
                Backlog Orders............................................. 26
                Government Regulation...................................... 26
                Competition................................................ 26
                Research and Development................................... 30
                Environmental Impacts...................................... 31
                Employees and Management of Growth......................... 31

    (e)   Financial Information about Foreign and
                Domestic Operations and Export Sales....................... 31
                Revenues from Prior Operations............................. 32

    (f)   Factors Affecting Company's Business Operating Results and
                Financial Condition........................................ 32

ITEM 2.   PROPERTIES  ..................................................... 46

ITEM 3.   LEGAL PROCEEDINGS................................................ 47

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 47

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS...................................... 47
                  Market Information....................................... 47
                  Holders.................................................. 47
                  Dividends................................................ 48

ITEM 6.   FINANCIAL INFORMATION............................................ 48

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION............................... 49
                  Overview................................................. 49
                  Liquidity and Capital Resources ......................... 49

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 53

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.............................. 53

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS................................. 54
                Backgrounds of Directors and Executive Officers............ 55
                Directorships.............................................. 57
                Involvement in Certain Legal Proceedings................... 57
                Promoters and Control Persons.............................. 58

ITEM 11.  EXECUTIVE COMPENSATION........................................... 58

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT............................................ 59
                Controlling Interest....................................... 59
                Security Ownership of Management........................... 59

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 60
                Notes Due By Lawrence A. Guinness; Dilution of Guinness'
                Ownership in the Company................................... 60

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.............................................. 61
                Financial Statements....................................... 61
                Exhibits................................................... 61

                                     PART I

ITEM 1. BUSINESS

Overview

Guinness Telli*Phone Corporation develops, markets, and supports a proprietary navigational and integrated applications software system that enables people without any computer experience to exchange information and conduct business over local telephone lines (the "MiniNet") from a simple-to-use computerized consumer telephone appliance with a display screen and online capabilities for transmitting, receiving, and processing information (the "Telli*Phone"). The Telli*Phone is approximately the size of a standard telephone and utilizes an internal proprietary operating system developed by the Company that combines the power of a personal computer with the versatility of a full voice/mail system and smart card reader.

To establish immediate marketplaces for the MiniNet, the Company offers an online service in the form of a continually updatable telephone and community information directory (the "Telli*Phone Directory"). The Telli*Phone Directory is stored in a computer (the "Server") maintained and operated by the Company and located centrally within the community to be served by the MiniNet. It is connected to the local telephone system through ordinary telephone lines. Through the Telli*Phone Directory users can distribute movie reviews and purchase theater tickets, broadcast school reports and transmit parental responses and comments, reserve, order, and purchase food and merchandise, and distribute, accumulate, and maintain special discount offers and preferred commercial arrangements.

Guinness Telli*Phone Corporation, a Nevada corporation, (hereinafter referred to either as "GTC" or "Registrant") was originally incorporated on July 8, 1993 as U.S. Telli*Phone Corporation. Effective August 4, 1993, U.S. Telli*Phone acquired all of the outstanding shares of Innstar Corporation, an inactive company having no assets, in exchange for 1,551,480 shares of the Company's stock. Innstar Corporation was then merged into the Company. U.S. Telli*Phone did not receive any consideration beyond the exchange of shares. The merger was accounted for as a recapitalization and Innstar had no assets, liabilities or operations to include in the accompanying financial statements. The purpose of the merger was to acquire a company whose shares were registered with the Securities and Exchange Commission and to change its domicile to Nevada which is where U.S. Telli*Phone was incorporated.

The corporate name was changed to Guinness Telli*Phone Corporation effective on September 13, 1993. On March 15, 1994, through a series of agreements among Registrant, CoNetCo, a California corporation, and Lawrence A. Guinness, CoNetCo's founder and its principal shareholder, Registrant, pursuant to a Reorganization in accordance to section 368 (a) (1) (b) of the Internal Revenue Code, as amended, acquired all of the issued and outstanding stock of CoNetCo in exchange for 11,041,000 shares of the common stock of Registrant.

Registrant, through this acquisition, acquired the rights to a telephone and community news and information computer software directory (the Telli*Phone Directory) and the

Telli*Phone, a combined telephone and computer communications product with a small screen, that has the ability of accessing the Telli*Phone Directory through ordinary telephone lines The Telli*Phone has the potential of replacing the standard telephone now used in virtually every household and office in the United States. Through the Telli*Phone's combined digital answering machine and interactive networking access system, users will have the ability to send, receive, and store vast amounts of electronic information and transactions locally and worldwide.

Effective February 18, 1990 (as amended by the March 15, 1994 agreement), CoNetCo, currently the Company's wholly-owned subsidiary, acquired from CoNetCo's major stockholder the assets of the businesses known as Guinness Productions, Inc. and Guinness Computer Television Corp. (the Guinness Companies) in exchange for 8,000,000 shares of CoNetCo stock and royalty rights. The assets acquired from the Guinness Companies consisted primarily of product development efforts performed by the Guinness Companies to further develop the Telli*Phone. For accounting purposes, all costs incurred by the Guinness Companies to develop the Telli*Phone have been expensed in accordance with Financial Accounting Standards Board Statements No. 2, Accounting for Research and Development Costs. The assets acquired from the Guinness Companies have been valued at their historical cost basis and not current fair market value, if any, because all entities are under common control. The liabilities incurred and assumed by the Guinness Companies during its development of the Telli*Phone have been assumed by the shareholder of the Guinness Companies. The primary shareholder of Guinness Telli*Phone is also the primary shareholder of the Guinness Companies. The liabilities assumed by the Guinness Companies= shareholder total approximately $7.2 million, which include approximately $2.3 million of investor notes payable and related delinquent compounded interest of $3.6 million. Such liabilities were incurred by the Guinness Companies primarily during the years 1982 to 1989. Such liabilities assumed have been treated as a capital contribution and increased paid-in capital. CoNetCo and the Guinness Companies are predecessors of the Company and their activities are included in the cumulative financial data. Included in deficit accumulated during development stage is approximately $7.2 million relating to the Guinness Companies.

Registrant's Plan of Operation

Registrant's general plan of operation beginning the calendar year 1997 is to assemble Telli*Phones, based on the design of its working model and constructed from hardware components the Company has determined are available in the marketplace, and establish a small Initial Market Test of the Telli*Phone Directory in a controlled environment to establish credibility for its business assumptions and create specific value for its operating systems and programming assets. Through a small Initial Market Test Registrant hopes to be able to attract sufficient financing to assemble additional Telli*Phones and extend its Initial Market Test to cover an entire community by the end of 1997.

     For the small Initial Market Test of its products the Company plans to produce a limited number of Telli*Phones and begin distributing them to homes in the Southern Marin County Area. Registrant anticipates being able to produce at least 200 Telli*Phones for this test. Registrant will contract various engineering firms in the San Francisco Bay Area to assemble the first 200 Telli*Phones for the Initial Market Test.

During the Initial Market Test, Registrant's engineers intend to design an inexpensive Telli*Phone computer board that eliminates many hardware components necessary for the operation of a personal computer but unnecessary for the successful operation of the Telli*Phone as the everyday consumer product for which it was designed. The purpose of designing a new Telli*Phone computer board will be to reduce the production cost of Telli*Phones. To this end, Registrant has begun discussions with a major manufacturer of telecommunications equipment that is capable of producing Telli*Phones and at a favorable price.

Approximately two years ago Registrant approached, on an informal basis, a number of major retail establishments and a limited number of consumer product manufacturers to discuss their interest in working with the Registrant during its Initial Market Test for the purpose of experimenting with Telli*Phones as a marketing tool. All parties verbally expressed enthusiasm about the proposal and indicated a willingness to work with the Registrant. They also verbally expressed their willingness to make a financial contribution to the project in return for their exclusive participation and to give them an edge on their competition.

When the Initial Market Test of the Telli*Phone Directory is underway Registrant plans to return to these potential partners to renew the discussions to arrange financing through the licensing of its technology for their use. Registrant has no assurance that it will he able to renew past discussions or that, if discussions are opened once again, it will be successful in reaching any agreements with the parties.

During the Initial Market Test, Registrant anticipates that Subscribers to the system will demonstrate a willingness to keep the product in their homes and that additional corporations will become interested in considering the use of the Telli*Phone as a marketing tool. Registrant anticipates being able to solicit additional organizations to generate additional agreements to expand the number of participants committed to the project. With additional financial support Registrant anticipates being able to raise the capital necessary to begin full scale operations within the Initial Market Test area by the end of 1997.

By January of 1997 Registrant anticipates being able to reach an agreement with the school district within the Initial Market Test area to sell subscriptions to the Telli*Phone Directory throughout the community commencing in September 1997. Within the last four years Registrant has approached two major school districts and discussed its plan to involve school districts in the sale of Telli*Phone Subscriptions within their community in return for a share of the revenues generated from the use of Telli*Phones by subscribers within their community. Both districts responded favorably to the plan and verbally indicated that there was no obstacle standing in the way of their working with the Registrant on the project.

The school districts in the Initial Market Test area operate in a similar manner to districts previously approached. They sell magazine subscriptions each year and participate in various other projects to raise funds for schools in their districts. However, Registrant has not approached any of the school districts in the Initial Market Test area and there is no assurance that they would respond in the same manner as the other school districts approached, or that they would be willing to work with the Registrant on such a plan.

Network  Geographical Access Area

The Telli*Phone Directory Computer Station is located in Mill Valley, California. The office is in a building adjacent to Highway 101, the main artery freeway running through Marin County servicing all its main populated areas. The building contains small businesses, medical offices, retail establishments including a deli, hair salon, nail salon, and major restaurant.

Mill Valley is 20 minutes north of the center of San Francisco across the Golden Gate Bridge. To the south it borders the town of Sausalito, a popular tourist center. To the west is Mount Tamalpais, a huge State Recreational Area. Across the freeway to the east are the wealthy towns of Tiburon and Belvedere. To the north is the Town of Corte Madera with the largest shopping center in the North Bay and just beyond is the City of San Rafael, a large metropolitan center with a population of over 50,000.

The area of Marin to be covered by the Network contains approximately 100,000 households. This represents less than 5% of the total population of the Bay Area. The median income in Marin County is over $53,000 per household.

Most of the population in and around Mill Valley works in San Francisco. The people live in expensive homes and care about their community, their children's education and protecting their quality of life. There are Little League Baseball teams, soccer leagues, Boy Scout Troops, service clubs, recreation centers, church groups, sailing clubs, and hiking and biking trails.

Pacific Bell's Yellow Pages for Marin County generates advertising revenues in excess of $20 million annually from approximately 40,000 listings. It produces 461,000 purchases every month (National Yellow Pages Monitor Ratings). The cost of a l.5" x 1.5" column ad (black type only) is $48.00 per month. The cost of a 3" x 1.5" column ad (black type only) is $111.50 per month.

The Yellow Pages is printed only once a year. Due to its inflexible format, it does not contain much advertising from major department stores, grocery stores, recreation departments (clubs, community centers, etc.), real estate brokers, airlines, ground transportation agencies, movie and live theaters, government agencies, consumer agencies, or service bureaus.

The Yellow Pages does not allow for advertising from individuals such as tutors of academic studies or sports, house cleaners and maintenance, entertainers (for parties, etc.), local rentals (tools, sports equipment), and second hand items (books, clothes, etc.).

Individuals cannot distribute controlled advertising to generate part-time extra income through arts, crafts, and hobbies. With the Telli*Phone people could offer sewing, baking, maintenance, video production, and word processing. Collectors of baseball cards through to antiques could trade and barter.

Corporate Marketing Plan

The initial success of the Telli*Phone Directory is dependent on the Company's ability to supply Telli*Phones to a great number of homes in a concentrated area within a very short period of time. The Company's goal is to deliver a Telli*Phone to the home of every family with school age children within the area adjacent to the central computer. The Company plans to involve the local school district in the sale of subscriptions to the Telli*Phone Directory and in the distribution of Telli*Phones.

Each fall many school districts embark on fund raising programs. Part of the program in some districts is a drive to sell magazine subscriptions to local residents. One person from a magazine distribution company works with the district to encourage the junior high school children to solicit homes in the area and sell the residents annual subscriptions to popular magazines. The school district receives a percentage of the revenues generated from the subscription sales and the children receive prizes for their efforts. The whole process, from organization to the handing in of orders, takes approximately two weeks.

The Company intends to offer a plan whereby the school district can generate an on-going income to help fund education. The income earned by the school district will be a percentage of the revenues from the sale of Telli*Phone Subscriptions and a percentage of the advertising revenues generated from the Telli*Phone Directory. The percentage will be a calculation of the population of the area served by the school district as a percentage of the total population in the area covered by the local Telli*Phone Directory.

Secure Distribution Agreement

The Company must finalize a Telli*Phone distribution agreement with a local school district within the area to be served by the Telli*Phone Directory. At a minimum the Company feels that it can expect a best efforts agreement from school districts. School districts are establishing an electronic line of communication between the home and the school. Many school districts have been installing a voice/mail type system to automatically report student absences to the home and for parents to access a voice recording of important announcements and homework assignments. In some cases, where the system has been installed, it costs the school district as much as $10 per student per month.

All these services and more can be available within the school district through the Telli*Phone, at no cost to the district, and with the added bonus of generating income for the schools.

The Company feels that it is possible for an arrangement to be established whereby the school district makes it obligatory for parents to sign up with the Telli*Phone Directory for $6.00 per month to receive school information and news on an ongoing basis (similar to the schools requiring students to purchase gym outfits, school notebooks and supplies, and supplementary materials from time to time throughout the year).

The issues for the parents to consider are that they will be reducing the administrative overhead of the schools by eliminating the cost of electronic communications with the home, they will be providing the schools with an additional source of funding, school information will now be available on a telephone display screen at the push of a button at any time, and special offers through local merchants will be available to Telli*Phone Subscribers to reduce their monthly costs.

To further encourage people to acquire subscriptions to the Telli*Phone Directory, the Company plans to offer subscriptions to the Telli*Phone Directory on a free, 30 day, "on approval" trial basis within the area where the first Telli*Phones will be distributed. It is anticipated that this will encourage people without school age children to test this new voice/mail answering machine and on-screen telephone directory.

Building Directory Listings

An agreement from the local school district for distribution of Telli*Phones will establish proof that there will be a critical mass of users in the community with Telli*Phones in their homes. Local merchants will be encouraged to purchase advertising space in the Telli*Phone Directory immediately and enter information about their goods and services under their Telli*Phone Directory listing.

Company Sponsored Advertising

The Company plans to send an advertising package to all businesses in the area served by the Telli*Phone Directory. The package will provide them with information on the Telli*Phone and the Telli*Phone Directory. It will announce that the Telli*Phone is being introduced into their area and that many affluent consumers, located near their place of business, will have access to Telli*Phones and the Telli*Phone Directory.

They will be informed that a listing of the name of their establishment, the address, and telephone number already appears in the Telli*Phone Directory along with those of their competitors. The package will include a return postage paid Telli*Phone Screen Card for them to create a screen of material that they would like to be available to consumers under their listing in the Telli*Phone Directory. They will be offered one free listing of one advertising screen of information "on approval" for a period of 60 days to give them a chance to evaluate the system.

To  support  this  mailing  program,   the  Company  will  purchase  significant
advertising space in the local newspapers to promote the fact that "the Telli*Phone is here" and is being made available to households in the area. The advertising will be to encourage support for the program throughout the community, make merchants aware of the marketplace available to them to encourage them to return their Telli*Phone Screen Cards as soon as possible, and to evaluate the response to the Telli*Phone from the people and schools in districts where the Telli*Phone has yet to be introduced ("market research to evaluate and determine future budgeting for advertising and promotion").

Free Newspaper and Magazine Articles

Human interest stories and Telli*Phone background articles will be prepared by Telli*Phone Editors and sent to the local newspaper, magazine, radio, and television stations. Some of the articles to be written or subjects to be promoted are:

     a) the Telli*Phone, the local schools, and funding for education.

     b) the MiniNet vs. the Internet.

     c) the Telli*Phone and its use to your government and local politicians.

     d) the Telli*Phone and its importance to community groups and associations.

     e) individual accounts and ideas from people in the community on how they plan to use the Telli*Phone Directory for their benefit.

Workshops, Sales Demonstrations, and Seminars

A small marketing staff will work with local clubs, associations, and community groups to conduct workshops and demonstrations in the geographic area served by the Telli*Phone Directory. The purpose will be to demonstrate the Telli*Phone and the Telli*Phone Directory to business and professional members of the community and inform them of the advantages provided everyone by communicating through the Telli*Phone.

The marketing staff will encourage these people to work with the local Telli*Phone Licensed Editors to help them understand how the Telli*Phone is used in the community, how to use the Telli*Phone to their benefit, and how easy it is to create screens for the Telli*Phone Directory. In addition, the marketing staff will assist advertisers in using the media to draw people's attention to their Telli*Phone Directory listings.

Members of local groups, associations. and organizations will be invited to attend seminars in the Company's offices to learn how to use many of the functions of the Telli*Phone and promote its use through their network of members to reduce their costs, simplify their operations, and generate income. People attending these seminars will be invited to take a Telli*Phone home and test it with members of their household.

The Company  believes  that a  cooperative  marketing  effort among many people, businesses, and organizations who agree to use the Telli*Phone Directory to broadcast information will encourage the growth of the Telli*Phone into other communities. Through advertising and articles in the local media, the information available through the Telli*Phone will be highlighted by those who have created it.

Telli*Phone Subscriber Smart Cards

The Company intends to issue plastic Telli*Phone smart cards ("Telli*Cards") to Subscribers of the Telli*Phone Directory at the time their Telli*Phones are delivered. Businesses in the community will be encouraged to offer special discounts to Telli*Phone Subscribers who show their cards at the time of purchase. These offers may not be advertised or made available through any other medium. As a result, businesses will be able to determine the return they are experiencing from the use of Telli*Phone.

The Company believes that as Telli*Phone Subscribers hear about these saving plans and special offers, they will be encouraged to check their Telli*Phone before going to shop, even if they have decided what they are going to buy.

Initial Market Test

The Company will introduce its products to the marketplace through an Initial Market Test in a single local community. The Initial Market Test is important in that it will allow the Company to debug its systems, modify any design flaws to insure that the products will meet the needs of the marketplace, and establish verification of the Company's Business Plan before it makes any significant investment in the manufacture of Telli*Phones. The goals to be verified are the following:

     a) The Telli*Phone Directory can be distributed successfully through the sale of subscriptions by the local school district and families will come to rely on the Telli*Phone as their primary source of school news and student information.

     b) People will come to rely on the Telli*Phone Directory as their local telephone book.

     c) The Telli*Phone will grow within the community primarily through promotion and support from local businesses and community groups who will use it for their own benefit.

     d)  People  will  come  to  rely  on  the   Telli*Phone  as  the  new  home
communications appliance to replace their answering machine and manage most of their telecommunications needs.

     e) Major information providers will demonstrate their confidence that the Telli*Phone will allow them to expand their marketplace of users beyond that of users of personal computers by purchasing Telli*Phone licensing contracts to reach Telli*Phone Subscribers.

     f) The Telli*Phone MiniNet will operate successfully and profitably as a small business within a single community.

Product Distribution

The initial success of each district Telli*Phone MiniNet will be the Company's ability to create a critical mass of Subscribers in a community within a short period of time. The Company's goal will be to deliver a Telli*Phone to the home of every family with school age children within a nucleus of the district served by a Telli*Phone Directory (the "Geographical Access Area"). Each Geographical Access Area is comprised of approximately 5 different areas called "Geographical Access Units."

The Company plans to offer school districts encompassing the most affluent Geographical Access Unit in the Geographical Access Area a plan whereby it can generate funds for school projects. The minimum goal will be to have every family in the school district purchase at least a single month's subscription to the Telli*Phone Directory from their son or daughter.

A Company representative will conduct a workshop at meetings of the P.T.A., and meetings of other parent groups responsible for raising funds for schools in the district. At these meetings, parents will be shown the Telli*Phone and the Telli*Phone Directory including the school news and information directory. The Company will work with school representatives to establish a group of parent volunteers to help enter school district information and class news in the school news section of the Telli*Phone Directory.

A Telli*Phone marketing representative will conduct teacher workshops at every school within the schooldistrict to familiarize teachers with the Telli*Phone, the Telli*Phone Directory, and the process by which funds will be generated for the school district. A Telli*Phone will be left in the school office or teachers lounge for teachers to operate and discover ways they can use the school news and information section of the Telli*Phone Directory. By allowing the teachers this hands-on experience, they will become familiar with the Electronic Teacher section of the Telli*Phone Directory. Some teachers may be interested in writing material that will be published by the Company and distributed through the Telli*Phone.
==================================================
DEL MAR SCHOOL                          435-1468
105 Avenieda Miraflores        Tiburon, CA  94920

1.       SCHOOL BULLETIN
2.       GRADE and CLASS NEWS
3.       EVENTS and MEETINGS
4.       P.T.A. DIRECTORY and NEWS
5.       GENERAL INFORMATION and RULES
6.       YOUR CHILD (Confidential)
7.       LEAVE A MESSAGE FOR A TEACHER

TYPE A NUMBER - then PRESS the SEND key.
==================================================

Necessity to Raise Additional Capital

It is the opinion of Registrant, that in the next six months, it will be necessary to raise additional funds to meet the expenditures required for operating the business of the Registrant. Registrant has been in the development stage since inception and has no history of revenues. Realization of the Company's objectives is dependent upon Registrant's ability to pay its obligations, raise additional capital and introduce its product to the marketplace to establish the success of future operations. The success of the product in the marketplace, and the ability of Registrant to continue as a going concern cannot be determined at this time. The report of the independent Certified Public Accountant expresses substantial doubt about the Company's ability to continue as a going concern.

Registrant will require funds for:

         -    Office Rent and General Office Expense
         -    Administrative Salaries (CEO, COO, and Secretary)
         -    Product Development Salaries (Engineer, Editor, and Programmers)
         -    Telli*Phone Prototype Engineering Expense
         -    Data Base Software Programming Expense
         -    Capital Purchases:
         -    Central Computer for Telli*Phone Directory
         -    Telli*Phone Production Models for Initial Market Test (100 - 200)
         -    Marketing Expense
         -    Legal and Audit Expense

Registrant plans to use a variety of means to raise the required capital, including the sale of Common or Preferred stock or debt instruments.

Most of the initial funds will be used to establish a fully operational Telli*Phone Directory central computer system with a number of commercial listings. In addition, Registrant plans to have distributed, through a local school district, at least two hundred Telli*Phones to households within the area served by the central computer Telli*Phone Directory. Once the system is in place Registrant believes a significant value will have been established for its technology. Registrant anticipates being able to attract financial support from at least one major corporation that will have an interest in reaching Telli*Phone Subscribers. This financial support will help to increase the number of Subscribers to the Registrant's Telli*Phone Directory and increase revenues to support ongoing operations.

Research and Development to be Performed

Registrant has no plans for the establishment of any research projects during the year 1997. Additional programming development of a cosmetic nature is required to prepare the Telli*Phone Directory for use by the general public.

In addition, directory listings have to be acquired from the State of California and entered into the central computer to be able to market the Telli*Phone Directory as a complete directory of commercial establishments within the geographic area to be served by the Telli*Phone Directory.

Management feels that approximately three months of software development will be required to complete the above and programming enhancements.

Anticipated Material Acquisition of Plant and Equipment

Registrant does not plan to set up any manufacturing facilities of its own; therefore it will not be making any material acquisition of plant and equipment within the next fiscal year of operations.

Approximately 30% of the capital required to establish a Telli*Phone Directory within a limited geographical area for the Initial Market Test will be used to set up and purchase Telli*Phones and the central computer system to store the Telli*Phone Directory. Registrant believes that there will be no market for this equipment other than for use by the Registrant to operate the Telli*Phone Directory.

Following the small Initial Market Test, Registrant believes that over 60% of the capital required to maintain a Telli*Phone Directory within a specific geographical area and increase the number of Subscribers and advertisers to the Telli*Phone Directory in that area will be used for the purchase of Telli*Phones and other computer equipment.

Anticipated Material Changes in Number of Employees

Registrant presently employs a CEO, COO, Secretary, and Systems Engineer and Programmer. Within the first six months of 1997 Registrant plans to employ at least two more programmers, an editor, and two marketing directors in preparation of the Initial Market Test.

Material Areas Peculiar to Registrant's Business

Registrant is not aware of any areas of its business not similar to the publishing and distributing of interactive information through the telephone network.

Financial Information About Industry Segments

               FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
                       AND CLASSES OF PRODUCTS OR SERVICES

                                                      YEAR
                                                      ----
                                     1993             1994              1995
                                     ----             ----              -----
Net loss                          $(447,142)       $(353,954)        $(199,556)
Identifiable assets                  12,637             8,973         128,166


There were no sales during the three years ended December 31, 1995, as the Company is still in the development stage.

NOTE: CoNetCo, Guinness Productions, Inc., and Guinness Computer Television Corporation are predecessors of the Registrant and the activities of the predecessors are included in the cumulative financial data of the Registrant (See notes to Financial Statements).

Narrative Description of Business

Telli*Phone Products and Services

The Telli*Phone MiniNet

The Company believes that MiniNet hardware and Telli*Phone software navigational tools and services are uniquely positioned to capitalize on the shortcomings of the Internet as an advertising medium, a system that requires people to be computer literate, and a system where participation requires a substantial investment into computer equipment and software.

The Company believes that by supplying consumers with access to media properties focused on local interest areas, local demographic groups, and community geographical areas, the Company can provide advertisers with a greater ability to target their advertising messages to relevant audiences.

The Telli*Phone Directory

The Telli*Phone Directory is a library of information stored in a computer maintained by the Company and located in the community being served. The Company has programmed an intelligent, interactive indexing system into the Directory establishing categories where information can be entered by businesses, groups, and associations within the community. These authors can update their information at any time directly from a Telli*Phone.

The principal elements of any computer information network are the computer software programs through which the central computer and the end-user terminals interact and the pages of information contained in the computer programming system. The computer programming system determines the manner in which information is presented on terminal screens and the ease with which users can connect with the appropriate pages of information. The pages of information stored in the computer programming system make up the library of information and their content impacts directly on the usefulness of the network.

The intelligence of the Telli*Phone programming system is unique compared to the operation of traditional programming systems. The brain of the Company's Server is made up of individual programmed concept cells. Each cell contains a complete software program developed by an author experienced in the subject matter being investigated by a Subscriber and edited by an editor experienced in the Guinness Tri-Stage Learning Systems programming techniques. The cells work together to clarify the thinking process in the mind of the Subscriber relative to the subject matter being investigated and then define a location on the computer disk where pages of information about the subject are stored.

Telli*Phone Subscribers respond to pages of questions, choices, directions, or instructions presented on the Telli*Phone screen. Based on each response, the cell program connected to that page of information evaluates the thought process in the mind of the Subscriber and displays specific pages of information relative to that thought process. The pages displayed on the screen may be further questions for clarification, a list of facts, or a story presentation of ideas to give the user a greater perspective of the options that may be explored within a particular subject.

The Telli*Phone Directory is divided into four main categories. These categories are divided into subjects that have been dissected many times by the Company's editors creating many additional subject levels containing a total of over 10,000 programmed cells. The Telli*Phone cell programming system contains a high level of intelligence that allows people to simply "talk" to the Telli*Phone to locate what they want. At the present time, Subscribers use the Telli*Phone keypad to enter numbers corresponding to their choices from the options displayed on the screen.

GUIDELINE  (free  to  Subscribers)  - An  electronic  directory  of  all  retail businesses and service vendors in the area including a detailed description of their location, products, services, and special offers. Advertisers may enter, update, or change their information at any time through a Telli*Phone.

COMMUNITY NEWS AND INFORMATION  (free to Subscribers) - A library of information
       from  local  government  and  service   organizations  listing  services,
       meetings, special events, educational information, and programs offered.

BUYLINE(free to Subscribers) - A listing of buy and sell items offered by Telli*Phone Subscribers. Information may be created in the Buyline, changed, or updated by Telli*Phone Subscribers at any time.

COMMUNITY ON-LINE (free to Subscribers) - A chat service for members of the community.

Each programmed cell pertains to a specific topic and contains coded information from different authors in the form of digital pages. Authors, businesses, groups, and associations are assigned coded pages within the topic cells. These coded pages contain details about their ideas, products, or services. Through a Telli*Phone Authoring Subscription people can write, edit, and update their information at any time on a Telli*Phone, or a personal computer with a modem, using the Company's AMENU authoring and programming system. At the push of a button, their pages of information are sent to the Company's Server via telephone lines where they are automatically placed in the appropriate sections of the Telli*Phone Directory. Since each cell has the potential of containing pages of information from many sources, Subscribers have the opportunity of analyzing specific topics from a variety of angles.

People are charged a per page, monthly fee to store their pages of information in the Telli*Phone Directory. The Telli*Phone Directory is maintained by the Company in a central computer, connected to the local telephone system, and located in the community served by the Directory listings. The central computer is designed to support up to 500 telephone line connections and each telephone line supports one Telli*Phone. Based on this design, each Telli*Phone Server is capable of communicating with 500 Telli*Phones at the same time. It is expected that each Server will service as many as 5,000 Telli*Phone Subscribers due to the fact that not all Subscribers will be communicating with the Server at the same time.

The Company has not conducted a test of the ability of the Server to support a large number of Subscribers accessing the Telli*Phone Directory at the same time. There is no assurance that the software in the Server will be successful in accommodating a large number of Subscribers. It may be necessary for the Company to purchase additional central computers to reduce the number of Subscribers accessing a single computer at one time. This may result in a substantial increase in the amount of working capital necessary to operate a community Server and provide adequate service for Subscribers to the Telli*Phone Directory.

The Telli*Phone

The Telli*Phone is a telephone, speakerphone, and digital answering system with a super twist LCD screen. Inside the case is a high powered personal computer with a modem and a smart card reader.

People operate the Telli*Phone by pressing keys on the Telli*Phone's telephone keypad or on the optional remote control keyboard. They are guided by instructions that are displayed on the Telli*Phone screen.

The internal operations of the Telli*Phone are controlled by proprietary software developed by the Company. The software which controls the operation of the Telli*Phone can be accessed only by a Telli*Phone central computer. People can make ordinary telephone calls from the Telli*Phone but to access a central computer the telephone number for the computer must be entered into the Telli*Phone's automatic dialing system from a Telli*Phone central computer. In this way the Company will be able to assess licensing fees and transaction fees for the use of the Telli*Phone for anything other than as a telephone and answering system.

The Telli*Phone includes the following essential components:

     a)  a  two-line  telephone  with  16  telephone  keys;
     b)  a  speaker  and microphone;
     c) a 14,400 baud modem chip set (data rate up to v.32 with compression) which includes data, fax, and voice;
     d) a PC-XT 20 MHz processor, 386sl SMOS card IO motherboard, IM x 8 DRAM memory and 2M x 8 FLASH program and data storage;
     e) An 80 character 25 line LCD screen with 640 x 480 graphics  grid;
     f) ROM based custom real time executive  controlling the phone;  and,
     g) an external custom XT infra red keyboard.

     The Telli*Phone can serve as a digital answering machine with 16 minutes of storage. It has full voice mail features including the ability to create, edit, and send faxes. The Telli*Phone has an address book that can store up to 500 names, addresses, and phone numbers with the ability of dialing automatically from the list and sending voice, data, or fax messages. The phone can up/down load data while on line with a network or directly from a PC via an external serial port. In addition, the Telli*Phone supports a dot matrix printer, card swipe reader and scanner pen.

                             Basic Customer Features

The Company proposes to have available the following features on the first Telli*Phones that it intends to distribute to the marketplace:

     a) touch tone dialing;
     b) speakerphone;
     c) personal auto dial directory for storing telephone numbers and other information relating to directory listings that will display on dialing;
     d) automatic redial of last number dialed;
     e) call freezing to prevent calls being made to numbers that involve charges including long distance and toll calls;
     f) automatic recorded voice and/or data message taking;
     g) calculator;
     h) automatic multidial calling from a list of numbers;
     i) a hold button;
     j) two telephone line capability;
     k) conference calling if two telephone lines are connected; and,
     i) a smart card reader.

                            Optional Add-on Features

The following optional add-on features are planned to be available for Telli*Phone Subscribers for an additional monthly fee:

     a) expanded memory;

     b) appointment and information reminder;
     c) visual, on-screen caller identification (actual name of caller if listed in personal directory) to avoid having to answer unwanted calls or calls to members of the household who are not available (can be used without having to subscribe to Caller ID from the telephone company);
     d) distinctive ringing to alert members of the household who an incoming call is for;
     e) message leaving for storing individual messages that may be picked up by designated callers when they call;
     f) multiple message sending to automatically send a recorded voice or data message to a list of people; and,
     g) messages forwarded automatically to another number.

                         Summary of Telli*Phone Features

AUTO SCREEN DIALING - Over 500 telephone numbers and related personal reference notes can be stored in the Telli*Phone auto-dial screen display directory. Telephone calls are made by pressing the number on the telephone keypad that corresponds to the correct listing on the screen. As the number is being automatically dialed, prerecorded personal notes relative to that listing are displayed on the Telli*Phone screen for convenient reference during the call.

MESSAGETAKING  -  The  Telli*Phone  automatically  answers  incoming  calls  and digitally stores voice messages, faxes, printed memos, and correspondence. This information may be reviewed later on the Telli*Phone screen (voice through the speaker) or the Telli*Phone will send it to another location where it may be listened to, viewed, or printed out on a fax machine.

       Since messages are in digital format, they may be erased individually (keeping some and deleting others). Codes may be entered so each member of the business or household may view only his or her messages, maintaining privacy.

MESSAGELEAVING - Voice messages, faxes, or other typed memos may be recorded in the Telli*Phone to be picked up later by specific authorized callers.

MESSAGESENDING - Voice messages, faxes, typed messages, and correspondence may be recorded on the Telli*Phone and automatically sent to one or more people. Information can be sent to a large audience by using the auto dialing directory.

CALLER IDENTIFICATION - When activated, the Telli*Phone asks callers to identify themselves by entering their telephone number on the keypad of their telephone. The Telli*Phone scans its directory, displays the caller's name on its screen, and then begins ringing. If the caller is not in the Telli*Phone directory, or if the caller is reluctant to enter a telephone number, the Telli*Phone will switch on its answering system to record the caller's incoming message.

       If the Telli*Phone Subscriber has "Caller ID" from the local telephone company, the Telli*Phone immediately checks its directory and displays the name of the caller. If the telephone number is not found, it may be because the caller is not calling from a recognized phone; therefore, the Telli*Phone asks the caller to enter his or her telephone number as a double check.

APPOINTMENT AND INFORMATION REMINDER - The Telli*Phone will ring at specified times and display or broadcast information previously recorded.

CALL FREEZING - Passcodes may be recorded to restrict the use of the Telli*Phone for normal calling, long distance calling, dialing specific area codes like "800" or "900" numbers, or individual numbers.

SMART CARD READER - A credit card size smart card is available and may be inserted into the Telli*Phone to enhance its features. The card can be used to store and maintain information accessed through the Telli*Phone including telephone and mailing lists, banking transactions, faxes, messages, correspondence, voice recordings, and health, medical, and insurance information.

EXTERNAL KEYBOARD - A wireless IR keyboard is available for typing information and faxes from the Telli*Phone.

EXTERNAL PRINTER  AND OTHER  PORTS - The  Telli*Phone  has  inputs to plug in an
       external  printer,   monitor,  fax  machine,  disk  drive,  and  computer
       keyboard.

The Telli*Phone Central Computer (the "Server")

         The Telli*Phone Directory is stored in an Alpha Micro computer that resides in the Company's offices in Mill Valley, California. The central computer functions through a proprietary operating system that contains a simple software mapping structure. The central computer has 16 disks and each disk is divided into approximately 300 files through a geometric plotting procedure Each file is divided further into approximately 300 sections and each section contains numerous categories containing pages of information.





                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

A particular piece of information can be located by entering the code that represents its location on the computer disk. The following represents a specific page of information.

                              DSK9:E29R4B.F1D[5,1]

DSK9: The information is located on the ninth disk in the central computer.

[5,1]  The information is located in the 5th file in section 1.

F1D F = The information appears under the "Food and Dining" Section of the Telli*Phone Directory.
     1 = The information was written by a restaurant entered under a "general" category.
     D = The content is a page of information about the restaurant ("M" would mean the page of information is a program to analyze the Subscriber's response to the display page of information and determine the next page of information to be displayed).

E29R4B This code represents a specific page of information relating to a particular customer who has placed advertising material in the Telli*Phone Directory. No other customer within the geographic area represented by the Telli*Phone Directory will have this code.

     E2 = The first three digits of the customer's telephone number are 332. 9R = The second three digits of the customer's telephone number are 924. 4 = The last digit of the customer's telephone number is 4.
     B = The page is the second page of the customer's information.

The telephone number 332-9244 identifies CHRISTOPHE'S RESTAURANT, 1919 Bridgeway Avenue, Sausalito, California.

The System Operator of the Telli*Phone Central Computer can easily access a particular page of information or the program that controls the direction determined at a specific page. To view a copy of the above page from a Telli*Phone terminal the System Operator would first identify himself or herself by typing the appropriate passcodes into the terminal. Once identified, the central computer will give the System Operator a dot prompt (A.@) to signify that he or she is in a command mode and the system is waiting for further instructions. The System Operator will then enter the following information to access the specific page of information.

     LOG FlD: = Go to disk 9 and access file 5, section 1.

     VIEW E29R4B = On the screen display page 2 of the information for Christophe's Restaurant in Sausalito.

Telli*Phone Authoring and Programming Language

The Telli*Phone Directory contains display pages of information written by editors trained in Guinness Tri-Stage Learning Systems. The pages of information are composed from a small strategic set of questions that the editors feel are important in determining the mind set of the Telli*Phone Subscriber viewing the display. Telli*Phone Subscribers read the information on the Telli*Phone screen and press keys on the Telli*Phone keypad to indicate decisions that they have made about the information displayed, thus supplying answers to the editor's questions.

Attached to each page of information is a small computer program written by a Telli*Phone Editor that transforms Subscribers= choices into instruction codes. These codes direct the computer to specific disk locations, files, and sections where pages of information appropriate to each Subscriber's response can be found. Each page of information may solicit more answers for clarification, display additional material focus on the issues most important to them, or present the information that will meet their needs.

Guinness Telli*Phone Corporation does not want an editorial staff limited by their engineering skills in computer programming. Therefore the Company has written a software authoring program that allows anyone without any programming experience to create pages of information and instruction codes in the central computer. The Company's authoring and display programming system is called AMENU.

AMENU is a central application computer software program that establishes the guidelines for writing Telli*Phone Directory programs and the pages of information that represent the content of the Telli*Phone Directory. The program is written in Assembler Language and takes up approximately 64K of memory. AMENU interprets a Telli*Phone Editor's instructions into a language understood by the central computer's operating system and sees that the author's instructions are carried out.

The AMENU Authoring Program has two significant pants.

                           AMENU Directional Software

Using ordinary English and a few simple codes, Telli*Phone editors can design AMENU Directional Programs for Telli*Phone Subscribers. Each AMENU Directional Program displays one page of information and contains the parameters for evaluating each Subscriber's response to determine the next page of information to be displayed.

The following is an example of a AMENU Directional Program.

 .G11
1,                                      M,       G111
2,                                      B,       F1:BEGIN
MARIN,                                  B,       G11263
3,                                      R,       GE:MAPS
0,                                      M,       G1
00,                                     B,       GI:BEGIN
$less than or greater than              M,       HELP


Explanation of Program:

 .G11          Clear the screen, display the page titled AG11" on disk 9, file 5, section 1, and wait for Subscriber's response to the information on the screen.

1, If the Subscriber types in the number 1, maintain a record of the previous pages displayed in the memory stack and run a new program titled AG111@ in this same section.

2, If the Subscriber types in a number 2, clear the memory stack of the previous pages displayed, go to disk 8, file 101, section 1, and run the program "BEGIN" which will display the introduction page ("Begin") of the Restaurant Directory.

MARIN, If the Subscriber types in the word "MARIN", clear the memory stack of the previous pages displayed and run the program AG11263", in this section, to help the Subscriber target an area of Maria County before continuing to look for the information he or she wants.

3, If the Subscriber types in the number 3, clear the memory stack of the previous pages displayed and go to disk 9, file 6, section 1, and load into memory the educational program "MAPS", written in BASIC, to help the Subscriber learn how to read a map of the United States

0, If the Subscriber presses the ABACK@ key on the Telli*Phone keypad, go back and display the previous screen in the memory stack.

00, If the Subscriber presses the "HOME" key on the Telli*Phone keypad, go hack and display the introduction screen in the existing file.

$ If the Subscriber enters anything that is not designated above, then, without clearing the memory stack, load in the program "HELP" that gives further instructions to the Subscriber on using the Telli*Phone and responding to the information in this file

                             AMENU Display Software

     The AMENU Display Software allows display screen editors to create pages of information as easily as typing a page on an ordinary typewriter. What appears on the Telli*Phone Editor's terminal screen is exactly what will appear on the Subscriber's Telli*Phone screen.

     Special Telli*Phone formatting codes and graphics codes are available for authors who want to create more sophisticated pages of information. These special codes may be entered into the page by pressing specially marked keys on a Telli*Phone remote control keyboard.

The Telli*Phone Security Program

     The Company has written a security software program that prohibits Telli*Phone Subscribers from entering or changing information in the Telli*Phone Directory without receiving prior authorization. Each Subscriber's account file contains details about a Subscriber's privileges in using the Telli*Phone Directory that is linked to the Telli*Phone's tracking code. Every time a Subscriber sends information to the Telli*Phone Directory, the central computer checks his or her account to determine whether or not he or she has the authorization to proceed.

Telli*Phone Installation

         The Telli*Phone, like a fax machine, plugs into an ordinary telephone outlet and operates through existing telephone lines without any additional telecommunication device or installation charges from the local telephone company.

Status of Product

         A Telli*Phone Directory presently resides in a central computer located at the Registrant's business office. Only a few business names and addresses, with accompanying advertising, have been entered into a small number of classifications within the Telli*Phone Directory. This information was entered for demonstration and testing purposes only. Registrant does not feel it is financially practical to enter current listings until just before the product becomes available to Subscribers. At this time, the Telli*Phone Directory is accessed through the telephone system from an existing working bench model of the Telli*Phone plugged into a telephone outlet.

         During the first six months of 1997 Registrant intends to purchase computer hardware components for the assembly of Telli*Phones, assemble Telli*Phones and prepare the Telli*Phone Directory and the central network data base for the Initial Market Test. Also, during this same six month period Registrant will be working with a plastics manufacturer to design and produce a limited quantity of plastic cases to house the Telli*Phone hardware.

     During the second and third quarters of 1997 Registrant plans to program the content for the Telli*Phone Directory to provide sufficient advertising information and commercial listings to make it a profitable product. It is anticipated, because of the extensive work that has been completed in preparing the indexes for the Telli*Phone Directory, that this work can be accomplished by an editorial staff at the same time Telli*Phones are being assembled for the Initial Market Test. Registrant plans to acquire computer lists of the businesses within Marin County, California, the site of the Initial Market Test. These lists are available through state agencies and private vendors and contain businesses broken down into many categories that coincide with Registrant's data base. During this period a mailing will be sent to all businesses within the area telling them that they are listed in the Telli*Phone Directory and encouraging them to create promotional screens to be tied to their listing. Through a telemarketing program Telli*Phone Free Lance Editors will assist them in creating their first Telli*Phone Directory Screens.

     Following the Initial Market Test the Company plans to contract a manufacturer to manufacture large runs of Telli*Phones to bring down the cost of the product to the Company and increase its profit potential. To facilitate this the Company's engineer, Mr. Richard Morse, will redesign the main mother board of the Telli*Phone to eliminate many hardware components that are not necessary to the operation of the Telli*Phone as a product to distribute the Company's software products. Management anticipates that approximately six months of hardware and software engineering will be required to design a final high run production model of the Telli*Phone. This will allow a manufacturer of telecommunications and computer equipment to produce large runs of Telli*Phones at a cost considerably below the cost of the Telli*Phones that were assembled for the Initial Market Test.

         As the Initial Market Test is underway Registrant will begin preparing the final production model of the Telli*Phone by designing a proprietary PC board to eliminate computer components usually found on PC boards but not necessary for the operation of the Telli*Phone. Also, the Telli*Phone is an instrument designed to handle a limited number of specific tasks. Many hardware components can be eliminated from the typical PC board because the Telli*Phone programming system is able to do many of its tasks in software. PC boards are usually designed with hardware components that permit users to manage a variety of different tasks. Registrant anticipates that the unit price of a large run of Telli*Phone PC boards will be reduced considerably from the present cost of a standard PC board for a personal computer.

         Management must emphasize that the Telli*Phone, as a hardware product, is not a product of the Company. The Company plans to either assemble Telli*Phones from hardware components that are presently available in the marketplace, or establish a strategic alliance with a manufacturer of hardware products to manufacturer Telli*Phones on its behalf, The Company views the Telli*Phone as a marketing incentive to encourage customers to sign up to receive the Company's software products. The Company will supply customers with Telli*Phones, free of charge, for as long as they are subscribers to its software products.

         For the Initial Market Test the Company estimates that it will pay approximately $600 for the hardware components of each Telli*Phone assembled. The Company has received estimates from consultants experienced in the manufacturer of hardware components, e.g. Tiernan

Communications, of a price of less than $200 per Telli*Phone. It is difficult to predict an accurate price until the Company learns from its Initial Market Test the level of consumer response to the Company's software products to determine the size of runs that are most feasible. If the Company's product is very successful then there will be available to the Company many methods of financing the manufacture of Telli*Phones that will allow the Company to order larger runs and further reduce the cost to manufacture Telli*Phones.

     The cost of engineering is relative to the cost of manufacturing the product. The more engineering done prior to manufacturing the product, the lower the cost to manufacture the product. The Company will not be able to determine the amount of engineering it is prepared to do until it sees the results of the Initial Market Test.

     The Company plans that the majority of the cost to make these changes will be absorbed by the manufacturer of Telli*Phones as a condition of the strategic alliance. To negotiate a strategic alliance that will be to the benefit of the Company will require that the Initial Market Test reveal significant statistics as insuring the potential success of the Registrant's software products in the marketplace.

     Registrant plans to announce its product publicly, and make available public information about its product during the second quarter of 1997.

     An important ingredient of Registrant's marketing plan is making Telli*Phones available to Subscribers at no additional charge for as long as they maintain a subscription to the Telli*Phone Directory. Registrant feels it will not be successful unless it is able to attract a manufacturer of Telli*Phones that is willing to make a large financial commitment to the project, Registrant had successful discussions in 1988 with Northern Telecom, a leading manufacturer of equipment, to supply it with Telli*Phones through an agreement supported with financial commitments. Northern Telecom was not able to develop an instrument sufficiently inexpensive to attract the general public. In the past few years the cost of computer and telecommunications equipment has fallen dramatically. Registrant has completed a working model and design of a Telli*Phone that can be produced for a price that the Registrant feels will attract the general public. However, it has not yet received a financial commitment from a manufacturer of equipment to enable Registrant to proceed to manufacture its product.

Sources and Availability of Raw Materials

     Registrant does not plan to manufacture Telli*Phones itself, nor does it have any significant expertise in this area. However, Telli*Phones will be manufactured from the same materials used to manufacture personal computers and telephones, Registrant is not aware of any problem that exists at the present time or that is projected to occur within the near future that will materially affect the source and availability of raw materials for the manufacture and supply of personal computers and telecommunications equipment.

Patents, Trademarks, Licenses, Franchises and Concessions

     The Company's success and ability to compete in the marketplace is dependent in part upon its proprietary technology. Principally, the Company is a publisher of information and therefore relies on trade secret and copyright laws of the United States and worldwide to protect its content, authoring systems, and programming technology. To distribute its works the Company will purchase existing hardware technology from computer hardware developers and manufacturers.

     On July 31, 1996, the Company filed a U.S. Trademark Application with the Assistant Commissioner for Trademarks in Arlington, Virginia for the name "Telli*Phone", with declaration, Under 15 U.S.C. '1051(b), as amended (Intent to
Use) for the following goods:

     "COMMUNICATION DEVICE CONTAINING ANSWERING MACHINE, VOICE/MAIL, FAX, MODEM,
      AND COMPUTER SCREEN TO PROVIDE INTERACTIVE NETWORK CAPABILITY"

     The Company does not presently hold any patents, trademarks, licenses, franchises, or concessions. It does not feel that any patents or trademarks, other than the above, it may hold or may apply for in the future will affect materially its ability to create information or distribute that information to the marketplace. The Company feels that the success of its business is dependent on the kind of information it distributes and not the technology used to distribute it. The Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can he no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants, and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information- Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may he unavailable or limited in certain foreign countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or content or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products or content is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or content or that such agreements will he enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement, invalidity, or liability. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results, or financial condition.

     Except for acquiring a local business license in areas where it plans to establish a Telli*Phone Directory, the Company is not, at this time, subject of any federal, state, or local licensing requirements or regulations.

Seasonal Business

     The Company feels that directories of information are so diverse that the use of them to provide information or to acquire information is not seasonal. The Company will be selling subscriptions to consumers to access information from the Telli*Phone Directory and will sell space to businesses and organizations to advertise their products and services in its Directory . While there may be an increase in advertising revenues leading up to the holiday season in December, the Company does not expect any increase to materially effect its flow of income or play any role in any change in its profits.

Significant Working Capital Required, Critical Mass of Users

     The Company business requires it to purchase a significant amount of equipment and then to attempt to generate income from its use on a month-to-month basis. Paid subscriptions to the Telli*Phone Directory by consumers may not generate enough revenue to support the capital required to distribute Telli*Phones on an on-going basis. The Company will need significant revenues from paid advertising in the Telli*Phone Directory to support its capital expenditures. To generate significant income from businesses and organizations wishing to advertise in the Telli*Phone Directory, it must distribute enough Telli*Phones to create a critical mass of users within the area the Telli*Phone Directory is intended to serve. No one can guess how many users will be required to obtain that critical mass, or the amount of equipment, including Telli*Phones, that will have to be purchased and distributed to create this critical mass of users.

     The Company has developed specific plans in an attempt to reduce the size of the critical mass of users that will be required to generate enough income from advertisers in the Telli*Phone Directory to maintain its operations. These strategies are:

- Limiting the marketplace to a confined area (a small community) where the critical mass of users needed to generate income will be minimal, the flow of word of mouth advertising will be maximum, and where there will be a number of businesses that primarily serve households close to their establishments.

- Entering the name and address of every business within the geographic area to be served by the Telli*Phone Directory to provide a product that will have limited but immediate use.

- Offering free pages of advertising in the Telli*Phone Directory to businesses operating within the area to be served by the Telli*Phone Directory, for the first few months of operations to immediately begin building the Telli*Phone Directory and giving Subscribers the opportunity to compare the effectiveness of the Telli*Phone Directory to traditional directories.

- Delivering a number of Telli*Phones to select homes with high income families within the area to be served, for a free, on approval period, to create a minimum mass of preferred customers for potential advertisers.

Dependence on a Single Customer

     The Company feels that the success of its business is dependent on the success of its Initial Market Test. The business of the Registrant will not be successful until enough advertising revenues are generated to cover its monthly expenses. If Registrant is not able to reach a critical mass of users, significant enough to attract enough businesses to create a significant number of paid advertising screens in the Telli*Phone Directory during the Initial Market Test, Registrant will sustain substantial losses and may not be able to attract any additional capital to expand its subscriber base and reach the necessary critical mass of subscribers.

Backlog Orders

     Registrant has not yet gone to the marketplace with its product and therefore has no backlog orders of any kind.

Government Regulation

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access or conduct commerce on the Internet or for access through an online service or to establish an online service. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet and online services in general, covering issues such as user privacy, pricing, and characteristics and quality of products, services, and content. For example, the Exon Bill (which was recently approved by the Senate) would prohibit distribution of obscene, lascivious, or indecent communications on the Internet. The adoption of any such laws or regulations may cause the Company to limit the scope of the Company's products and services in the marketplace and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results, or financial condition. Moreover, the applicability to the Internet, other online services, a MiniNet service, the Telli*Phone Directory, and the Telli*Phone of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain.

Competition

     The Company plans to distribute Telli*Phones to Subscribers to encourage them to replace their existing telephones with Telli*Phones. Subscribers will be able to keep their Telli*Phones free of charge for as long as they remain subscribers to the Telli*Phone Directory and the Company is able to generate enough revenues from paid advertising in the Directory to support its monthly operations. At this time the Company sees no competition from computer hardware and telecommunications equipment manufacturers and vendors.

     Although the Company has targeted online community information, local directory services, and telecommunications products for consumers who are not computer literate, other companies offer products similar to the Company's software and publishing products and target the same customers as the Company. The Company believes its ability to compete depends on many factors within and outside its control, including the timing and market acceptance of the products developed by the Company and its competitors, performance, price, reliability, and customer service and support.

     The marketplace for online products and services is highly competitive and competition is expected to continue to increase significantly. In addition, the Company expects the market for online advertising, to the extent it develops, to be intensely competitive. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. Although the
Company believes that the diverse segments of the online market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company competes with other providers of online navigational tools, products, and services, including directory and Web server review services and search engine services. Many companies offer competitive products or services addressing certain of the Company's target markets, including online companies like America On Line and the French Minitel; suppliers of Internet products and services like Netscape, Microsoft, and Yahoo; the Regional Bell Operating Companies offering Yellow Pages and telecommunication products and services like voice mail and caller identification; MCI offering Internet connections; newspaper publishing companies offering local and classified advertising including, including, in many cases, telecommunication and online community information and news; printers, distributors, agencies, and clubs offering or managing retail discount coupons and redemption certificates and awards.

     In addition, entities that sponsor or maintain high-traffic Web sites and manufacturers of telecommunications and computer equipment could develop or acquire simple search and navigation functions that would produce simple computerized information products and services that compete with those offered by the Company.

     Many of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical. and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products than the Company. It is also possible that new competitors may emerge and acquire significant market share to the extent that smaller providers of online tools, services, or products may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft, Netscape, Regional Bell Operating Companies, and long distance telecommunications companies like AT&T, MCI, and Sprint. Possible new competitors include large foreign corporations, major telecommunications companies, and other entities with substantial resources.

     The most significant market where the Company competes is in the area of telephone directories. The Telli*Phone Directory will compete primarily with the local Telephone Company Yellow Pages directory in areas where it establishes a MiniNet Telli*Phone Directory central computer system. Specifically, it may be competing for advertising dollars. Even though the local Telephone Companies are regulated by the State Public Utilities Commissions, they have, unlike the Company, major financial resources available to them. If the Yellow Pages publishers see the MiniNet system and Telli*Phone Directory as a major threat to their profits, it is possible that they would use their resources to attempt to eliminate competition from the MiniNet and Telli*Phone Directory. How the Telephone Companies would attempt to eliminate competition from the MiniNet and Telli*Phone Directory is not clear at this time.

     Since 1983 many major organizations have spent hundreds of millions of dollars in an attempt to establish an interactive telecommunications service for the home. Most of the methods tried have involved an attempt to encourage consumers to attach a videotex telecommunications/terminal box to their television sets for people to access interactive listings and directories through their televisions. These systems are no longer in use due to the lack of customer demand. More recently, some organizations with significant financial resources have made similar attempts at establishing an interactive service in the home through the television set by encouraging consumers to attach cablevision/terminal boxes to their television sets. These terminals are connected to outside fiber optic cable systems and are promoted principally as a means of receiving home movies on demand. These services are available only to a limited marketplace and it is too soon to project whether or not consumers will utilize the service or be willing to pay for it.

     Some organizations have attempted to offer consumer oriented interactive directory services to the householder through personal computers. It has been reported that IBM invested over $1 billion into the Prodigy service which has yet to show a significant profit. Compu Serve is well established while America OnLine is currently the most popular and profitable of the consumer oriented computer networks. Attempts have been made by. financial organizations to offer home banking services through a telephone which includes a computer processor, a modem, and a digital video screen.

     Many businesses, schools, local government agencies and associations are using the Internet and setting up their own home pages on the World Wide Web, encouraging the computer-literate to contact them for information and transactions. To date, these attempts have met varying degrees of success, and some of them are as yet unproven. Recently, as announced in the July 26, 1996 issue of Information & Interactive Services Report, Digital City has spun off from America OnLine. and with the Tribune Co. currently offers service to the PC marketplace in Washington, Boston and San Francisco, and plans to offer service in 88 cities over the next few years. Microsoft Corporation plans its own local entertainment service to debut in January of 1997. Cox Interactive Media plans a local service as does US West Interactive Services. AT&T is developing a local Web information service called Hometown Network, now being test marketed in Sacramento. All of these services could be accessible to Telli*Phone MiniNet Subscribers once they are available to the marketplace and if the pricing makes access practicable. All basically promise the same thing; movie reviews, restaurant listings and reservation capabilities plus community and school information, area maps and travel information.

     Microsoft has recently announced CityScape, a national online network of community guides crammed with local listings, maps, reviews and classified and retail ads plus local news. Microsoft is courting publishers across the country to contribute news for a share of revenue and has reportedly budgeted several hundred million dollars for the project, with plans to introduce CityScape in New York, San Francisco and San Diego early next year followed by the nation's other large cities.

     A new generation of telephones with screens for accessing the Internet are currently being tested. These phones, which are less expensive and easier to use than computers are expected to bring millions of new users to the Web's home pages. Among them, Philips Home Services is conducting a test in Garden City, New York using Philips screen phones and Oracle Corporation's interoffice software enabling 6,500 businesses and consumers to access the Web and send and receive e-mail. The Philips screen phone utilizes special software to translate Web graphics to telephone compatible text based menus and contains Web content developed by Garden City's newspaper, including movie listings and local notices. US West is conducting a trial of its TransPhone screen phone in 30 homes in Spokane, Washington claiming it is really a test of the concept rather than the device. Motorola is developing a screen phone as is Northern Telecom whose phone is to be released in early 1997 using Sun Microsystems, Inc.'s Java language to translate data from Web pages into a format readable on the phone's small screen.

     There is no assurance that the Company can compete successfully for advertising dollars with other local media, the community newspapers, radio, and TV, or that the Company can compete with current and future sources of competition or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company cannot make any assurances that it will be able to obtain financing to take its products to the marketplace in a profitable manner, or that if its products receive favorable acceptance by the general consumer public, that it will have the resources to sustain itself while competing with major organizations with similar goals. The Company can provide no assurance that it can protect itself from providing potential competitors additional information from its business plan that will assist them in determining ways to make their present products successful in the marketplace. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful introduction and marketing of its products or that they will meet the requirements of the marketplace and achieve market acceptance. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

Research and Development

     The Company's current development efforts are focused on new products and product enhancements. The Company believes that its software and its software and engineering development team represent a significant competitive advantage for the Company. The Company's ability to attract and retain highly qualified employees will be the principal determinant of its success in maintaining technological leadership in its field. The Company intends to have a policy of using equity-based compensation programs to reward and motivate significant contributors among its employees. The Company determined that, effective December 31, 1994, all significant research and development had been completed regarding the development of the Telli*Phone.

     In the last three fiscal years the Company has spent and accrued approximately the following amounts on company-sponsored product development activities determined in accordance with generally accepted accounting principles. The entire amounts were spent and accrued on activities relating to the enhancement of software for the Company's new product, the Telli*Phone.

         1993 $       255,000
         1994         194,000
         1993         nil

     The Company, including any of its predecessors, has not, during each of the three fiscal years immediately prior to the filing of this registration statement, received any revenues from operations,

     There can be no assurance that the Company will be successful in getting the marketplace to accept its product or that the Company will generate any significant income from the use of its products in the marketplace. There can be no assurance that the Company will be successful in developing and marketing new software and hardware products and enhancements that meet changing customer needs and in responding to such technological changes or evolving industry standards. The Company's current products are designed around certain standards, including, for example, simple-to-use computer programming systems and future sales of the Company's products will be dependent, in part, on industry acceptance of such standards. Microsoft and IBM are each proposing alternative programming standards and widespread adoption of either standard could have a material adverse effect on the Company's business, operating results, or financial condition. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Further, because the Company has not commenced shipment of its products, there can be no assurance that, despite testing by the Company and potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely manner. If the Company is unable to develop on a timely basis new software products, enhancements to existing products, or error corrections, or if such new products or enhancements do not achieve market acceptance, the

Company's business, operating results, and financial condition will be materially adversely affected.

Environmental Impacts

     Registrant does plan to manufacture the hardware necessary to distribute its products and will use existing telecommunications services to communicate with its Subscribers. Registrant does not feel that it is affected by any rules which have been enacted or adopted regulating the discharge of material into the environment. On the contrary, Registrant feels that its system may reduce the number of trees cut down every year to supply the paper industry.

Employees and Management of Growth

     The Company has seven full-time employees, including four in administration and finance and three in research and product development. Approximately one-half of the Company's senior management has joined the Company within the last three months. The Company plans to hire an additional 15 employees, including two in technical maintenance, three in marketing, and ten in directory advertising sales and listings.

     The Company's future success is substantially dependent on the performance of its senior management, key technical personnel, and marketing and sales team and its continuing ability to attract and retain highly qualified technical, managerial, marketing, and sales personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

     The Company intends to establish Telli*Phone MiniNet Sites in other geographic locations, which will create additional operational and management complexities, including the need for continual updating and maintenance of directory listings. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures, or controls will be adequate to support the Company's operations, or that Company management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company's products and media properties. Any inability to manage growth, if any, effectively could have a material adverse effect on the Company's business, operating results, and financial condition.

Financial Information About Foreign and Domestic Operations and Export Sales

     Registrant has had no history of operating revenues, domestic or foreign. In addition, Registrant will not be conducting any business that would generate foreign sales in the foreseeable future.

Revenues from Prior Operations

     Registrant, including any of its predecessors, has not, during each of the three fiscal years immediately prior to the filing of this registration statement, received any revenues from operations.

Factors Affecting Company's Business Operating Results & Financial Condition

Development Stage Company; Limited Operating History

     The Company has been in the development stage since its inception and has not commenced a public operation of the MiniNet, has not begun generating any advertising revenues for the Telli*Phone Directory, nor has it commenced shipment of any Telli*Phones. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among oilier things, continue to respond to competitive developments, attract, retain, and motivate qualified personnel, implement and successfully execute its advertising sales strategy, develop and market additional media properties, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The report of the independent Certified Public Accountant expresses substantial doubt about the Company's ability to continue as a going concern.

No Assurance of Successful Operations

     The Company will attempt to establish a computer information network, the Telli*Phone MiniNet. An internal test of its computer information network was initiated in Marin County, California, during March 1987, on a very limited scale, but it has not begun any operations of the network involving the use of the MiniNet by the general public and has not received any revenues from operations. There is no assurance that the Company will be able to successfully commence or establish a large scale operation of the MiniNet and no assurance that the user public will accept a new way to access local community information or that community businesses and groups will adopt new communications strategies. The Company's receipt of significant revenues is dependent on the successful operation of its MiniNet, the outcome of which cannot be determined at this time. Any failure to develop or maintain the MiniNet could adversely affect the Company's business, results of operations and financial condition. This condition raises substantial doubt about the Company's ability to achieve or sustain profitability.

No Revenues From Product Sales; Significant and Continuing Operating Losses; Accumulated Deficit

     Since the incorporation of Guinness Productions, Inc., the first predecessor of the Company, in November 1980, the Company has not shipped any products nor generated any revenues from sales of its products. Accordingly, the Company has no operating history upon which an evaluation of its prospects can be made. There is no assurance that the Company's operations will be successful or that it will meet its stated objectives. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the consumer computer telephony and information network development industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the shift from development to commercialization of new products based on innovative technology. There can be no assurance that the Company will be successful in addressing such risks. As of September 30, 1996, the Company and its predecessor had an accumulated deficit of $9,989,833 with current liabilities of $1,645,642. The Company currently expects to significantly increase its operating expenses to develop and expand its sales and marketing operations, to fund greater levels of product development, and to develop and commercialize additional media properties. As a result of the foregoing factors, the Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. There can be no assurance that the Company will achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Potential Fluctuations in Quarterly Operating Results

     As a result of the Company's limited operating history, the Company does not have historical financial data on which to base planned operating expenses. Quarterly revenue and operating results will depend substantially upon the advertising revenues received within the quarter from the Telli*Phone Directory, which are difficult to forecast accurately. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results, and financial condition. In addition, the Company plans to increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, and broaden its customer support capabilities. To the extent that such expenses precede or are not substantially followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

         The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the number of Telli*Phone Subscribers operating Telli*Phones within the geographic area covered by the Telli*Phone Directory (the MiniNet), the level of usage of the Telli*Phone Directory, demand for Telli*Phone Directory advertising, seasonal trends in both MiniNet usage and advertising placements, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of the Telli*Phone or accessing the Telli*Phone Directory through the MiniNet or other media properties developed by the Company, general economic conditions and economic conditions specific to the MiniNet and online media.

     As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company also expects that it may experience seasonality in its business, with advertising impressions (and therefore revenues) being somewhat lower during the summer and after year-end vacation and holiday periods, when usage of the Telli*Phone Directory may he expected to decline.

Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Financial Condition of the Company

The Company does not have an earning history. In addition, the Company is a development stage company which is in the process of initiating a market test of its computer information network and access device, the Telli*Phone. The Company will require additional capital to finance its current and proposed operations. There is no assurance that the Company will be able to raise any additional capital or that such additional capital will be available at the time required by the Company to successfully promote and operate the MiniNet. There is no assurance of the Company's ability to receive significant revenues from subscriptions to the Telli*Phone Directory, advertising in the Telli*Phone Directory, licensing fees to communicate through the MiniNet with Telli*Phone Subscribers, or from the operation of the MiniNet.

New Concept and Emerging Markets; Uncertainty of Market Acceptance and Commercialization Strategy

The utilization of combination telephone-information network products for consumer applications represents a relatively new business activity characterized by emerging markets and an increasing number of market entrants who have introduced or are developing an array of new telecommunications products and services, some of which will compete in some segments (i.e. home banking) against the Telli*Phone and the Telli*Phone MiniNet (Network) and any other products which may be developed by the Company. The Company is currently assessing market acceptance and demand with the intent of minimizing the risks involved with the financing and distribution of the Telli*Phone Directory and the Telli*Phone on a large scale. Market acceptance for the Telli*Phone Directory, the Telli*Phone, and MiniNet will require substantial marketing efforts and expenditure of funds to create awareness and demand by potential customers. There can be no assurance either that a market will develop or that it will become sustainable.

Uncertainty of Market Acceptance of New Technology

         The Telli*Phone MiniNet involves the use of a new communications device or tool. It may or may not be accepted by the marketplace. Similar, but not identical, approaches have been undertaken in the United Kingdom, where it had limited success, and in France, where it is succeeding with government assistance.  Until the Company's marketing plans have been completed, one will not know what degree of success can reasonably be anticipated. Extensive use of the Telli*Phone MiniNet will require what amounts to a cultural change in the user-public comparable to the FAX revolution now underway in America. Whether a market will develop for the Company's products, or if it develops more slowly than expected or becomes saturated with more well-funded competitors, or if it cannot effectively manage expansion, the Company's business, operating results, and financial condition will be materially adversely affected.

Dependence on Continued Growth in Use of the MiniNet

     The Company's future success is substantially dependent upon continued growth in the use of the MiniNet, the Telli*Phone, and the Telli*Phone Directory in order to support the sale of advertising in the Telli*Phone Directory and other online media properties under development by the Company.

     There is no assurance that communication or commerce over the MiniNet will develop or that content will be provided in the Telli*Phone Directory. The
MiniNet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of performance improvements including high speed modems. In addition, to the extent that the MiniNet may experience significant growth in the number of users and level of use, there can be no assurance that the MiniNet infrastructure will continue to be able to support the demand placed upon it by such potential growth. In addition, the MiniNet could lose it viability due to delays in the development of adoption of new standards and protocols required to handle increased levels of MiniNet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the MiniNet also could result in slower response times and adversely affect usage of the MiniNet and the Telli*Phone Directory. If use of the Telli*Phone Directory does not continue to grow, or if the MiniNet infrastructure does not effectively support growth that may occur, the Company's business, results of operations, and financial condition would be materially and adversely affected.

Uncertain Adoption of the MiniNet as an Advertising Medium

     Because the Company expects to derive most of its revenues in the foreseeable future from the sale of pages of advertising in the Telli*Phone Directory, the future success of the Company is highly dependent on the development of the MiniNet as an advertising medium. Some of the Company's potential advertisers may have some limited experience or knowledge of advertising on the Internet through the World Wide Web, however, the Company's advertising customers have no experience with the MiniNet as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web-based advertising, and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, quality of service and acceptance of advertising) remain unresolved and may negatively affect the growth of Internet use and the acceptance of the MiniNet as an advertising medium. In addition, the MiniNet serves a very limited marketplace unlike the Internet which has a worldwide marketplace. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, the success of the MiniNet and the Company's business, results of operations, and financial condition will be materially and adversely affected.

Reliance on Advertising Revenues

     The Company expects to derive substantially most of its revenues from the sale of pages of advertising in the Telli*Phone Directory, and expects to continue to do so for the foreseeable future. The Company has not introduced the Telli*Phone Directory to the marketplace, has not attempted to sell any pages of advertising, and has not generated any revenues from the sale of pages of advertising in the Telli*Phone Directory. There can be no assurance that advertisers will purchase advertisements in the Company's Telli*Phone Directory. The Company's ability to generate advertising revenues will depend, among other factors, on advertisers acceptance of the MiniNet as an attractive and sustainable medium, the development of a large base of users of the Telli*Phone, and the effective development of media properties that provide user demographic characteristics that will be attractive to advertisers.

No Assurance of Content Development or Advertising Revenues

     A key element of the Company's strategy involves the implementation of a Telli*Phone MiniNet operation and the distribution of the Telli*Phone Directory within limited geographical areas, to generate the maximum number of Telli*Phone Subscribers (critical mass of users) that will generate the maximum amount of advertising revenues from the maximum number of advertisers, at minimum cost. Each area targeted for the establishment of a MiniNet will be approximately the same geographic area covered by the local telephone directory for that area. In these efforts, the company will rely and will continue to rely substantially on content development and localization efforts of third parties. For example, businesses advertising products and services, community groups and associations publishing news and directory information, and individuals selling products and services will create and update their pages of information using the Telli*Phone or the assistance of local freelance editors, There can be no assurance that the Company's marketing and educational efforts will encourage people to use the Telli*Phone Directory or that pages of information will be placed by third parties in the Telli*Phone Directory or that pages of information placed in the Directory will encourage people to become Subscribers of the Telli*Phone and use the Telli*Phone Directory or that the Telli*Phone Directory will result in significant revenue to the Company. Any failure of these parties to develop and maintain high quality and successful Telli*Phone Directory pages also could result in dilution to the names Telli*Phone and MiniNet, which could have a material adverse effect on the Company's business, results of operations, and financial condition.

         The Company's future success also depends in part upon the timely processing and updating of Telli*Phone Directory listings created by users, businesses, groups, and associations.

     The Company may experience significant delays in the processing and updating of information that could have a material adverse effect on the usefulness of the Telli*Phone Directory for Telli*Phone Subscribers which could have a material adverse effect on the Company's business, results of operations, and financial condition.

Dependence on Third Party Distribution of Content

     The Company will be dependent on local telephone companies to provide transmission of Telli*Phone Directory information to Telli*Phone Subscribers. The telephone companies may assess data transmission rates that are sufficiently high to make use of the MiniNet too expensive for most subscribers. In addition, disruptions in the Company's ability to carry on its business due to phone system transmission or equipment failures causing interruptions, delays or cessation in service to users could result in a material adverse effect on the Company's business, results of operations, and financial condition.

Dependence on Suppliers of Telli*Phone Components; Single Sources of Supply; Assembly of Telli*Phones; Cost of Telli*Phones

     The Company currently assembles Telli*Phones from components or assemblies that are purchased from single sources, The Company believes that there are alternative sources of supply for most of the components and assemblies currently purchased from single sources. Some of the components and assemblies used by the Company for which there are not immediately available alternative sources of supply are provided to the Company under standard purchase arrangements. If a shortage or termination of the supply of any one or more of such components or assemblies were to occur, however, the Company's business could be materially and adversely affected. In such event, the Company would have to incur the costs associated with redesigning the Telli*Phone to include available components or assemblies or otherwise obtain adequate substitutes, which costs could be material. Also, there is no assurance that in redesigning the Telli*Phone to include available components or assemblies that the operation of the Telli*Phone could be materially and adversely affected. Any delays with respect to redesigning the Telli*Phone or obtaining substitute components would materially and adversely affect the Company's business, results of operations, and financial condition.

     There is no assurance that the components or assemblies purchased, when delivered, that some or all the components will not be defective or that all of the components can be delivered in accordance with the intended delivery schedule. Significant defects in the components and/or a delay in the delivery of the components could significantly and adversely affect the success of the Company's business, results of operations, and financial condition.

     The Company is designing its own main board to eliminate many of the computer components presently used in the assembly of Telli*Phones but not necessary for the operation of the Telli*Phone. Also, the Telli*Phone is an instrument designed to handle a limited number of specific tasks and many hardware components can be eliminated from the present model because the Telli*Phone programming system is able to do many of the tasks through software. The Company anticipates that the unit price of a large run of Telli*Phone main boards to be designed by the Company will considerably reduce the present cost to assemble Telli*Phones. There is no assurance that the Company will be successful in designing such a board or when designed that the Telli*Phone will function with the capabilities of the previous models. If the Company is not able to reduce the present cost of the assembly of Telli*Phones there is substantial doubt about the Company's ability to generate enough income to justify the cost of its products in the marketplace. This condition would raise substantial doubt about the Company's ability to continue as a going concern.

Dependence  on  Reliable  Source of  Telli*Phones;  Limited  Market for the
Telli*Phone

     The Company plans to contract qualified manufacturers of computer and telecommunications equipment to produce large runs of Telli*Phones on its behalf. It also anticipates being able to raise the capital required to purchase large runs of Telli*Phones. The Company believes that it will be able to raise this capital through a variety of methods including the sale of securities, debt financing, and limited partnerships. There can be no assurance that the Company will be able to raise the capital required to interest a manufacturer to produce large runs of Telli*Phones or that if the financing is available and a manufacture produces large runs of Telli*Phones that some or all of the Telli*Phones will not be defective or that all of the Telli*Phones can be delivered in accordance with the intended delivery schedule. Significant defects in the Telli*Phones and/or a delay in the delivery of the Telli*Phones could significantly, materially, and adversely affect the Company's business, results of operations, and financial condition.

     Although the Telli*Phone can be used as an ordinary telephone with stand-alone voice mail features, it is designed primarily for use as a device to access information from the Telli*Phone Directory through the MiniNet. The Company anticipates that, if the MiniNet is not successful, there may not be an alternative computer information network to which the Company could lease or sell Telli*Phones. The Company further anticipates that it would realize a substantial loss on the Telli*Phones if it were forced to lease or sell Telli*Phones for use other than in a computer information network which would materially and adversely affect the Company's business, results of operations, and financial condition.

     In the intensely competitive telephone-computer industry, large companies such as NorTel, Panasonic, and Philips which have significantly greater financial and management resources than the Company, could produce a substitute for the Telli*Phone appliance at a better price. In that case it is possible that the Company could use that source for Telli*Phones. Also, there can be no assurance that competitors will not identify, develop, manufacture and offer products to the marketplace rendering the Company's products obsolete.

Dependence  on  Reliable   Computer   Equipment  for  the  MiniNet  Server;
Dependence on Additional Financing for Growth

     The computer equipment that maintains the Telli*Phone Directory (the "Server") and the telecommunications assemblies connecting the Server to the local telephone system are purchased from single sources under standard purchase arrangements. The Company believes that there are alternative sources of supply for most of the equipment and assemblies currently purchased from single sources. If a shortage or termination of the supply of any one or more of such equipment and assemblies were to occur, the Company's business could be materially and adversely affected. Also, the Company anticipates that the continuing success of the MiniNet in the initial markets will depend on the Company's ability to acquire additional equipment and assemblies to establish MiniNet Sites and distribute Telli*Phones into additional markets. The Company anticipates using various financing methods including debt financing and equity financing to raise capital for the purchase of additional MiniNet equipment and assemblies to establish additional MiniNet Sites. There is no assurance that these funds will be raised or that if funds are raised and equipment and assemblies are purchased that some or all the equipment and assemblies will not be detective or that all of the equipment and assemblies can be delivered in accordance with the intended delivery schedule. Significant defects in the equipment and assemblies and/or a delay in the delivery of the equipment and assemblies could significantly and adversely affect the success of the Company's business, results of operations, and financial condition.

Enhancement of the Telli*Phone, the Telli*Phone Directory, and the MiniNet

     Substantially all of the Company's revenues in the foreseeable future are expected to be derived from Subscriptions to the Telli*Phone Directory. The purchase of advertising pages in the Telli*Phone Directory, and the license of the Company's software and the right to communicate with Telli*Phone Subscribers through their Telli*Phones from a computer networking data base. Accordingly, broad acceptance of the Company's software products and services by customers is critical to the Company's future success, as is the Company's ability to design, develop, test, and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards.

     To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality, and features of the Telli*Phone, the Telli*Phone Directory, and the MiniNet Server, as well as other branded media properties that may be developed. There can be no assurance that the Company will be able to successfully maintain competitive user response time or implement new features and functions, such as user personalization and protection, which will involve the development of increasingly complex technologies. There can be no assurance that the company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

     Further, because the Company has not commenced shipment of its products, there can be no assurance that, despite testing by the Company and by potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely manner. In addition, any enhancements of or improvements to the Telli*Phone, the Telli*Phone Directory, the MiniNet Servers or new media properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of the Company's brand name recognition. Any failure of the Company to effectively develop and introduce these properties, or failure of such properties to achieve market acceptance, could adversely affect the Company's business, results of operations, and financial condition.

Need for Additional Equipment

     The Company anticipates that the Telli*Phones and Server equipment to be acquired for the market launch will be sufficient to successfully operate a single MiniNet Station in the initial markets targeted by the Company. However, the Company also anticipates that the continuing success of the MiniNet in the initial markets will depend on the Company's ability to acquire additional Telli*Phones and Server equipment to expand its network into additional markets. There is no assurance that the Company will be able to acquire such additional Telli*Phones and Server equipment or to successfully expand into additional markets.

Lack of Intellectual Property Protection

     The Company has applied for Copyright/Trademark protection of the Telli*Phone name but does not possess any patent or registered intellectual property rights with respect to any of its technology and has not filed any concept patent applications. In addition, much of the technology utilized in the development of the Telli*Phone is generally available to other manufacturers. Some of the technology utilized in the Telli*Phone hardware is licensed to the Company on a world-wide perpetual basis. The Company may find that it has to make royalty or licensing payments for using the technology of other companies. In addition, other companies with greater financial, marketing and other resources than the Company could produce products similar to the Telli*Phone, the Telli*Phone Directory, and the MiniNet which if produced, may have features, pricing and other characteristics which would make them more acceptable to the market than the products of the Company. Despite precautions, there is the possibility of a third party accessing and copying the Company's proprietary technology or independently developing similar or superior technology. In this case, litigation could have an adverse effect on the Company.

     The Company depends in part upon certain technology and know-how to differentiate its products from those of its competitors, and relies on a combination of trade secret laws and nondisclosure and confidentiality agreements with its employees. consultants, researchers and advisors to protect its technology. There can be no assurance that such laws or agreements will provide meaningful protection for the Company's trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such trade secrets or know-how. In addition, others may obtain access to or independently develop technologies or know-how similar to the Company's. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Although the Company believes that its products and technology do not infringe on the proprietary rights of others and has not received any notice of claimed infringement, it is possible that an infringement of proprietary rights may occur. In such event, the Company may be required to modify its products or obtain a license. There can be no assurance that the Company will have the financial or other resources necessary to successfully defend a claim of violation of proprietary rights. Failure to do any of the foregoing could have a material adverse effect on the Company. Furthermore, if the Company's products or technologies are deemed to infringe patents or
proprietary   rights  of  others,   the  Company   could,   under   certain
circumstances, become liable for damages, which would have a material adverse effect on the Company's business, results of operations, and financial condition.

Dependence on Key Man; Need to Assemble Management Team

     The Company's performance is dependent on its President and CEO, Lawrence Guinness. The Company has no "key person" life insurance policy, and his loss would adversely affect the Company. Moreover, the Company's performance is dependent on hiring and retaining high quality personnel for assembling a management team, and developing marketing systems and personnel to deal with expansion in the marketplace. There is competition for top personnel and no assurance that the Company will be able to attract, assimilate, or retain the necessary personnel which could have an adverse effect on the business, operating results or financial condition of the Company.

Substantial Dependence Upon Internal Operations; Personnel for Growth

     The Company plans to use an internal sales and marketing force for the marketing and sale of its products and not outside, unrelated third parties. The Company will be required to expand its field sales force and telesales organization as it establishes new Telli*Phone MiniNet Sites. Growth of the Company could possibly be affected by its dependence on outside sources for management, personnel and other resources for several critical elements of its business including advertising and marketing, technology, assembly, development of Telli*Phone Directory content and Telli*Phone distribution among others. There can be no assurance that such internal operations or expansion will be successfully managed, that the cost of such expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of many of the Company's potential competitors. The Company's inability to effectively manage its internal expansion could have a material adverse effect on the Company's business, operating results, and financial condition.

Management of Growth

     The rapid execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company's potential rapid growth, which is essential to the Company's success, has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational, and financial resources. As of August 31, 1996, the Company had seven full-time employees, including four in administration and finance and three in research and product development. To manage its growth, the Company must implement and improve its operational and financial systems and expand, train, and manage its employee base. For example, the company is currently in the process planning the building of its internal maintenance and support organization, and sales and marketing team. There can be no assurance that the Company will be able to build or successfully implement this organization or team on a timely basis. Further, the Company will be required to manage multiple relationships with various customers and third parties to generate revenues from licensing its technology to other Information Providers to communicate and transact business with Telli*Phone Subscribers. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures, or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively, the Company's business,
operating  results,   and  financial  condition  will  be  materially  adversely affected.

Competition

     Other companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of the products developed by the Company and its competitors, performance, price, reliability, and customer service and support.

     Many of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical, and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products than the Company. It is also possible that new competitors may emerge and acquire significant market share. Possible new competitors include large foreign corporations, major telecommunications companies, and other entities with substantial resources.

     The most significant market where the Company competes is in the area of telephone directories. The Telli*Phone Directory will compete primarily with the local Telephone Company Yellow Pages directory in areas where it establishes a MiniNet Telli*Phone Directory central computer system. Specifically, it may be competing for advertising dollars. Even though the local Telephone Companies are regulated by the State Public Utilities Commissions, they have, unlike the Company, major financial resources available to them. If the Yellow Pages publishers see the MiniNet system and Telli*Phone Directory as a major threat to their profits, it is possible that they would use their resources to attempt to eliminate competition from the MiniNet and Telli*Phone Directory. How the Telephone Companies would attempt to eliminate competition from the MiniNet and Telli*Phone Directory is not clear at this time.

     Since 1983 many major organizations have spent hundreds of millions of dollars in an attempt to establish an interactive telecommunications service for the home. Most of the methods tried have involved an attempt to encourage consumers to attach a videotex telecommunications/terminal box to their television sets for people to access interactive listings and directories through their televisions. These systems are no longer in use due to the lack of customer demand. More recently, some organizations with significant financial resources have made similar attempts at establishing an interactive service in the home through televisions by encouraging consumers to attach cablevision/terminal boxes to their television sets.

     The Company cannot make any assurances that it will be able to obtain financing to take its products to the marketplace, or that if it is able to take its products to the marketplace and the products receive favorable acceptance by the general consumer public, that it will have the resources to sustain itself while competing with major organizations with similar goals. The Company can provide no assurance that it can protect itself from providing potential competitors additional information from its business plan that will assist them in determining ways to make their present products successful in the marketplace. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful introduction and marketing of its products or that they will meet the requirements of the marketplace and achieve market acceptance. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. See "Business...Competition."

Security Risks and System Disruptions; Lack of Product Liability Insurance

     The Company has developed software for a security protocol which operates in conjunction with encryption and authentication technology. Despite the existence of this technology, the Company's products may be vulnerable to break-ins and similar disruptive problems caused by MiniNet users and Subscribers. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of the Company's MiniNet Servers and the computer systems of other Telli*Phone Information Providers, which may result in significant liability to the Company and may also deter potential customers. Persistent security problems continue to plague public and private data networks. Recent break-ins reported in the media occurred at General Electric Co. ("GE"), Spring Corporation ("Sprint") and IBM, as well as the computer systems of NETCOM ON-Line Communication services, Inc. ("NETCOM"), Netscape Communications Corporation ("NETSCAPE") and the San Diego Supercomputer Center. Such incidents involved hackers bypassing firewalls and misappropriating confidential information. Alleviating problems caused by third parties may require significant expenditures of capital and resources by the Company and may cause interruptions, delays, or cessation of service to the Company's customers; such expenditures or interruptions could have a material adverse effect on the Company's business, operating results, and financial condition. Moreover, the security and privacy concerns of potential customers as well as concerns related to computer viruses, may inhibit the growth of the MiniNet marketplace generally, the use of Telli*Phone technology to communicate with consumers and transact business, and the Company's customer base and revenues in particular. The Company intends to limit its liability to customers, including liability arising from a failure of the security features contained in the Company's products, through contractual provisions. However, there can be no assurance that such limitations will be enforceable. The Company currently does not have product liability insurance to protect against these risks and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all.

     In addition, the Company intends to maintain secure MiniNet Servers which will contain customer information for public access. The Company's advertising revenues from the Telli*Phone Directory are dependent in part upon the Company's ability to protect its internal MiniNet infrastructure and the pages of information in the Telli*Phone Directory against damage from physical break-ins, copyright infringements, manipulation of information by unauthorized persons, natural disasters, operational disruptions, and other events. Any such break-in or damage or failure that causes interruptions in the Company's operations or a loss of customer confidence and user support and a decrease in the value of the Company's brand name recognition could materially adversely affect the Company's business, operating results, or financial condition.

Extensive Capital Needs

     The Company will have extensive capital needs to finance the establishment and growth of its business. There will be a need for Telli*Phones, MiniNet Server equipment, marketing, overhead and further development. It is anticipated that the Company may use a variety of means to raise capital, including the sale of Common or Preferred Stock or debt instruments. There is a risk that sufficient capital will not be raised. Income will come from Telli*Phone
Directory subscriptions and from fees charged to individuals, businesses, groups, and associations for the storage of their pages of information in the appropriate sections of the MiniNet's Telli*Phone Directory. The Company intends to generate profits through licensing its technology (software systems) to major retailers, commercial organizations, agencies, groups, and associations who wish to establish sites on the MiniNet's Telli*Phone Directory and to communicate and transact business with Subscribers in their homes over their Telli*Phones. There can be no assurance that this income will cover the cost of Telli*Phones and MiniNet Server equipment or the overhead of the Company. In the event that the Company's plans or the basis for its assumptions change or prove to be inaccurate or cash flow proves to be insufficient to fund the Company's operations (due to unanticipated expenses, loss of sales revenues, problems, operating difficulties, or otherwise), the Company would be required to seek additional financing. In such event, there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.

Changing Regulatory Environment

     The Company believes that the regulatory climate in the United States over recent years has begun to influence the Regional Bell Operating Company's (the "RBOCs") deployment of public communication products. The Company believes that the RBOCs have begun to upgrade their telecommunications product base with smart products that reduce their cost of management, maintenance, administration, and equipment that includes revenue enhancement features. The deployment and business strategies of the public communication divisions of the RBOCs have affected and will continue to affect the Company's business. To the extent that these business strategies were to change, for regulatory reasons or otherwise, the Company's prospects would be materially and adversely affected. On February 8, 1996, the President signed into law the Telecommunications Act of 1996, which deregulates many elements of the telecommunications industry as a means of stimulating competition. The deregulation could affect the telecommunications products industry. Although the Company believes that deregulation generally will benefit the Company, there can be no assurance that the Company will benefit from deregulation or that it will not be adversely affected by deregulation.

Government Regulation and Legal Uncertainties

     Currently the Company's business is not affected by direct regulation by any government agency other than by general business regulations, but in the future, laws or regulations may influence Company operations, as with the Exon Bill, prohibiting obscene, lascivious or indecent communications on the Internet. The adoption of any such laws or regulations would similarly apply to the MiniNet and may decrease the growth of the MiniNet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results, and financial condition. Moreover, the applicability to the MiniNet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. Issues such as privacy and libel may be addressed in the future by government agencies reaching decisions or passing laws which could adversely affect the Company's business, operating results, and financial condition.

Concentration of Stock Ownership

     The present directors, executive officers and their respective affiliates beneficially own approximately 73.09% of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

No Prior Public Market

     There has been no public market for the Company's Common Stock, and there can be no assurance that an active public market for the Common Stock will develop or be sustained.

Effects of Certain Charter Provisions; Antitakeover Effects of Certificate of Incorporation; Bylaws and Nevada Law

     The Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plans to issue shares of Preferred Stock.

Dilution

     It should be noted that there will be dilution of the issued and outstanding shares of the Company by the issuance of shares for future financing and by the installation of an Employee Stock Option Plan. In addition, the Company may sell substantial amounts of equities to investors in the future in order to meet its capital needs. The Company's business can be characterized as "capital intensive" and to the extent funds are not derived from debt securities, borrowing or limited partnerships, equity may be used.

Dividend Policy

     The company has never paid cash dividends on its Common Stock or other securities The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying any cash dividends in the foreseeable future.

Notes Payable; Royalty Agreements

     There are 17 individuals who advanced cash to the Company in exchange for notes payable and royalty rights (the"Royalty Holders"). Under the agreement, the Company will pay royalties aggregating 2.267% of the manufacturer's actual net price for which each Telli*Phone is sold.

     As part of CoNetCo's acquisition of Guinness Production, Inc., Guinness Computer Television Corporation (the "Guinness Companies"), in the Agreement dated February 18, 1990, CoNetCo also acquired all of the concepts previously developed by Lawrence A. Guinness ("Guinness") in both Canada and the United States. Part of the consideration for the acquisition of Guinness' rights in the United States and Canada to the theoretical models of the Telli*Phone and the Telli*Phone

     Directory, as well as all of Guinness' rights to the products previously developed by the Guinness Companies, was the issuance to Guinness of Common Stock in CoNetCo and a continuing royalty of 5% of all revenues generated by CoNetCo or any of its subsidiaries.

ITEM 2. PROPERTIES

     The Company currently occupies approximately 1,000 square feet of space located in Mill Valley, California, where it maintains its administrative offices and MiniNet Server. In addition, the Company currently occupies approximately 900 square feet of space in Sausalito, California, approximately two miles from its administrative offices and Server, where it maintains its engineering, research, and product development facilities. This space is leased on a month-to-month basis and is sufficient to meet the current requirements of the Company and the business which it conducts All production of the final product will, in the near future, be sub-contracted to other manufacturers and suppliers.

     Registrant will be required to expand when operations commence. There is adequate space in the County of Marin, State of California, the area in which Registrant is currently located, to allow for expansion.

     Registrant does not intend to consider setting up its own facilities to manufacture Telli*Phones until after the initial testing of its products, and the systems which it is developing have been fully tested. Management expects an increase in facilities requirements during 1997.

ITEM 3. LEGAL PROCEEDINGS

     Registrant is not involved in any legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5. MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND
        RELATED  STOCKHOLDERS MATTERS

     Market Information

     The shares of stock of the Company are currently not listed on an exchange and there has been no established public trading market for the Company's common equity within the last five years. No current market exists for any of its shares.

     There is currently no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of which have been issued by the Company that are capable of being sold pursuant to Rule 144 under the Act until two years after March 15, 1994. The Company has not agreed to register any common equity for sale by security holders.

Holders

     As of August 15, 1996, there are 492 shareholders, holding a total of 13,427,480 shares of Common Stock of the Company. The Company has no knowledge of any matter since that date that would effect any change to that total.

     Lawrence A. Guinness, President and Director of the Company, is the holder of 8,765,166 shares of the Common Stock of the Company which represents 65.28% of the Company's common equity. Other than Mr. Guinness, no other persons have a beneficial ownership of five percent (5%) or more of the Common Stock in the Company.

Dividends

     Registrant is a development stage company and, since its inception, has not yet generated any sales. As a result, it is not in a position to declare any dividends, nor does it intend to declare any dividends in the near future.

ITEM 6. FINANCIAL INFORMATION


                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                             SELECTED FINANCIAL DATA
                       FIVE YEARS ENDED DECEMBER 31, 1995



                         1995       1994       1993       1992       1991
                         ----       ----       ----       ----       ----
Net Sales (D)            None       None       None       None       None

Income (Loss) from
Continuing
Operations(A)(D)        $(199,556) $(353,954) $(447,142) $(225,952) $(203,162)

Income (Loss) from
Continuing Operations
Per Share                (.02)       (.03)      (.04)      (.02)     (.02)

TOTAL ASSETS             $ 229,416   $ 19,828   $ 68,567   $ 7,015   $  7,296

Weighted Average
Number of Common
Shares Outstanding(B)   12,738,397 12,592,480  11,541,740 10,491,000 10,490,250

Long-term Obligations(C) None       None        None       None        None

Cash Dividends Declared
Per Share                None       None        None       None        None


     (A) Cumulative results of operation since inception are losses totaling $(9,733,329).

     (B) Giving effect to amended agreement on March 15, 1994 increasing the 5,880,246 shares issued on February 18, 1990 to 8,000,000 shares.

     (C) Excludes $435,000 of notes payable which are classified as a current liability since the original due date was in 1991.

     (D) There have been no sales since inception and cumulative losses since inception have been $9,733,329.

     NOTE: CoNetCo, Guinness Products, Inc., and Guinness Computer Television Corporation are predecessors of the Registrant and the activities of the predecessors are included in the cumulative financial data of the Registrant.

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF
         FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

Overview

     The  Company was  founded in 1993 and has been  principally  engaged in the research and development activities related to advanced navigational and integrated applications software system that enables people to exchange information and conduct business over local telephone lines from a computerized consumer telephone appliance (Telli*Phone) with a display screen and online capabilities for transmitting, receiving and processing information. Prior to the formation of the Company, research and development of the Telli*Phone was undertaken through predecessor companies, Guinness Productions and Guinness Computer Television which commenced operations in 1981. The cumulative operating results of the Company include those operations of companies deemed to be predecessors to the Company. As of December 31, 1994, the Company has determined that research and development of the Telli*Phone has been completed. The Company's major emphasis during fiscal 1995 and 1996 has been the refinement of the Telli*Phone and the generation of working capital.

     Guinness Telli*Phone has generated no revenues and incurred cumulative losses of approximately $9.7 million dollars since inception, of which approximately $7 million of such losses relate to those of the predecessor companies. The Company expects to incur operating losses through 1997 as it continues to devote the majority of its available financial resources to the commercialization of the Telli*Phone. Future profitability of the Company is dependent upon successful commercialization of the Telli*Phone. Furthermore, as the Company attempts to achieve commercialization of the Telli*Phone, it could encounter seasonality or other currently unforeseen factors causing additional variability in its future operating results.

Liquidity and Capital Resources

     Registrant is not in a liquid position at this time nor does it possess any assets that could be deemed liquid, other than cash. Liquidity of the Registrant is expected to be severely impacted until operations commence and revenues are generated. The Report of Independent Certified Public Accountant expresses Substanial doubt about the Company's ability to continue as a going concern.

     Since inception, the Company and its predecessors have funded its research and development efforts by selling equity securities and borrowing capital. Approximately $7 million of additional paid-in capital represents liabilities of the predecessor companies operations which were personally assumed by the Company's primary shareholder. During the first six months of fiscal 1997, the Company plans to raise a minimum of $550,000 through the private or public sale of equity securities. The Company intends to use such funds for the Initial Market Test of the Telli*Phone concept in a single community. The following details the anticipated use of the $550,000:

     On the assumption the Registrant is able to raise capital to finance the Initial Market Test of the product, Management plans to utilize the funds raised, as follows:

    Investment Banker Consultant Fees ............................... 25,000
    Office Rent and Expense ......................................... 15,000
    Administrative Salaries & Office Expense (CEO, CFO,
     Engineer, Network Editor, Programmers) ........................ 150,000
    Telli*Phone Prototype Engineering Expense ......................  25,000
    Telli*Phone Production Models (100 - 200) ...................... 150,000
    Network Hardware Set Up Expense ................................  25,000
    Network Software/Programming Expense ...........................  90,000
    Preparatory Marketing Expense...................................  35,000
    Initial Promotional Layout Expense............................... 10,000
    Legal, Audit and Miscellaneous Expense........................... 25,000
    ------------------------------------------------------------------------
    Total                                                          $ 550,000

     The above expenses reflect the 6-month budget for the Registrant while operating in a development mode. If capital is not raised in a timely manner Management will either delay entry into the marketplace or reduce the number of Telli*Phones required for the Initial Market Test.

     By the end of the six-month period Registrant anticipates attaining the following objectives.

     1. A fully operational community Telli*Phone Directory in place and operating with a significant number of community listings.

     2. At least 200 Telli*Phones being used by households within the community on an experimental basis.

     3. An agreement signed by a school district to distribute Telli*Phones throughout the Initial Market Test community.

     4. At least one Telli*Phone Licensing Agreement signed with a major corporation presently using a commercial computer network to communicate with its customers through personal computers.

     The Company anticipates that after the Initial Test Market they will need to raise additional working capital through the sale of equity securities or the borrowing of capital. The Company's current working capital is not adequate for the Company to commence the Initial Test Market. There can be no assurance that any necessary working capital will be available on acceptable terms or at all. If adequate funds are not available, the Company may be required to change, delay, reduce or eliminate its product commercialization.

     For the small Initial Market Test of its products the Company plans to produce a limited number of Telli*Phones and begin distributing them to homes in the Southern Marin County Area. Registrant anticipates being able to produce at least 200 Telli*Phones for this test.

     During the Initial Market Test, Registrant's engineers will assign an inexpensive Telli*Phone computer board that eliminates many hardware components necessary for the operation of a personal computer but unnecessary for the successful operation of the Telli*Phone as the everyday consumer product for which it was designed. For the Initial Market Test the Company estimates that it will pay approximately $600 for the hardware components of each Telli*Phone assembled. The Company has received estimates from consultants experienced in the manufacturer of hardware components, e.g. Tiernan Communications, of a price of less than $200 per Telli*Phone. It is difficult to predict an accurate price until the Company learns from its Initial Market Test the level of consumer response to the Company's software products to determine the size of runs that are most feasible. If the Company's product is very successful then there will be available to the Company many methods of financing the manufacture of Telli*Phones that will allow the Company to order larger runs and further reduce the cost to manufacture Telli*Phones.

     To this end, Registrant has begun discussions with a major manufacturer of telecommunications equipment that is capable of producing Telli*Phones and at a favorable price.

     When the Initial Market Test of the Telli*Phone Directory is underway Registrant plans to approach potential partners to renew discussions to arrange financing through the licensing of its technology for their use. Registrant has no assurance that it will be able to renew the discussions or, that if discussions are opened once again, it will be successful in reaching any agreements with the parties.

     On October 19, 1995, Registrant sold and issued a total of 700,000 shares of the common stock for a total of $301,000. On December 15, 1995, Registrant sold and issued a total of 135,000 shares of the common stock for a total of $101,250. The capital has been used to secure the components that will be used to produce Telli*Phones for the Initial Market Test and to complete the Telli*Phone software to manage the components in the working model.

     Registrant has 17 notes, dated July 7, 1989, due to individuals who advanced cash to the Company in exchange for promissory notes and royalty rights. These notes continue to bear interest at 10% per annum and all are in default. It is the intention of the Company to offer stock to those note holders who wish to receive common stock in Guinness Telli*Phone Corporation and a repayment proposal for those investors who wish to receive cash. The Company feels that it will not be in a position to determine the conditions of such a proposal until the Initial Market Test of its product is underway.

     Registrant, after the Securities and Exchange Commission permits it to trade its securities, plans to search for an investment banker to assist the Company in developing various alternatives, including joint venture arrangements with companies in the telecommunications field and the sale of common shares, to raise the funds it will require to take its product to the marketplace, conduct the Initial Market Test, and meet its future debt obligations.

     A few investment bankers have indicated to Management that they would be willing to work with the Company on a best efforts basis if it would increase the amount of capital it would be willing to raise. Management felt that none of these investment bankers possessed the kind of contacts, background, and expertise necessary to raise the amount of capital they indicated they would be prepared to provide.

Management anticipates potential future revenues will be generated from three sources.

     (a) Sales of Subscriptions to the Telli*Phone Directory to Consumers.

     (b) Purchases of commercial space in the Telli*Phone Directory by local businesses and community groups and associations.

     (c) Licensing fees from organizations that wish to communicate with Telli*Phone Subscribers through their Telli*Phones.

     During the Initial Market Test, Management will explore the feasibility of selling franchises to qualified organizations for the right to operate a Telli*Phone Directory within a defined geographical area as a method of financing the establishment of new Telli*Phone Directory MiniNet geographical sites.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page No.
                                                                    -------
Report of Independent Auditor ....................................    F-1

Consolidated Balance sheet at
December 31, 1995, and 1994 ......................................    F-2

Consolidated Statement of Operations
for the Years Ended December 31, 1995, and 1994 ..................    F-3

Consolidated Statement of Changes in
Stockholders' Equity for the Years
Ended December 31, 1995, and 1994 ................................    F-4

Consolidated Statement of Cash Flows
for the Years Ended December 31, 1995, and 1994 ..................    F-5

Summary of Accounting Policies ...................................    F-6

Notes to Consolidated Financial Statements .......................    F-9


ITEM 9. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In August 1996, the Company's Board of Directors dismissed Arthur Korn, CPA, as its independent accountant and appointed BDO Seidman, LLP.

     The independent auditor's report of Arthur Korn, CPA, on the consolidated financial statements of the Company for the three years ended December 31, 1995, dated March 17, 1996, included in Form 10-K for the fiscal year ended December 31, 1995, contained an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. Additionally, the audit report included an explanatory paragraph regarding the Company's accounting principle relating to capitalized research and development and that such accounting principle was being challenged by the SEC.

     In connection with the Company's audits for the fiscal years ended December 31, 1995, 1994 and 1993, there were (i) no disagreements with Arthur Korn, CPA, on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Arthur Korn, CPA, would have caused Arthur Korn, CPA, to make reference to the subject matter of the disagreement in connection with his report; (ii) no reportable events as described in Item 304(a)(1)(5) of Regulation S-K. During fiscal 1996, after lengthy discussions with the SEC regarding the Company's capitalized research and development costs, the Company corrected the accounting for such costs and restated the financial statements to expense such costs.

     The company has finished a copy of the disclosure contained in this section to Arthur Korn, CPA, as to whether he agrees. Arthur Korn, CPA, has responded that he agrees with the statements made herein and, as required by Item 304 of Regulation S-K, to furnish to the Company a letter addressed to the Securities and Exchange Commission to that effect.

     During the two most recent  fiscal  years and through  June 19,  1996,  the
Registrant has not consulted with BDO Seidman regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements and either a written report was provided to the Registrant or oral advice was provided that BDO Seidman concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing of financial reporting issue; or (2) any matter that was either the subject of a "disagreement" or a "reportable event" (as such terms are defined in Item 304(a)(1) of Regulation S-K).


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers and directors of the Company, and their ages and positions as of August 30, 1996, are as follows:


Name                               Age            Position
-------------------                ---            ----------------
Lawrence A Guinness                53             President, Chief Executive
                                                  Officer and Director

Dixie K. Tanner                    54             Vice President,
                                                  Publishing and Director

Arthur Korn                        58             Chief Financial Officer
                                                  and Director

Richard A. Morse                   47             Vice President,
                                                  Engineering and Technology

John Willis                        54             Director


     There are no arrangements or understanding between any of the directors or executive officers of the Company and any other person or persons pursuant to which they were selected as directors or officers. All officers plan to devote full time to the Company No other person has been nominated or chosen to become an officer at the present time.

     There is no family relationship between any director or executive officer of the Company. No other person has been nominated or chosen to become an officer at the present time.

Background of Directors and Executive Officers

     Lawrence A. Guinness, a founder of the Company, has served as the Company's President, Chief Executive Officer, and a member of the Company's Board of Directors since its founding. He has devoted most of his adult life to various ventures in the publishing business.

     In 1967, Mr Guinness, with $300,000 in private funding, founded Guinness Publishing Ltd., Toronto, Canada, a company that published educational textbooks for the elementary school curriculum. The company's publications became an instant success with the schools in Canada and sales were made to United States and other foreign countries. Mr. Guinness was a publisher in the true sense in that his company (1) thoroughly researched the marketplace to target product before development of a publication, (2) authored all its publications in-house, and (3) marketed. shipped, and maintained an inventory from its own offices and warehouses. The company became a recognized leader in the field of Canadian educational textbook publishing and, because of its successful record of sales, the company was awarded Canadian distribution rights to publications published by companies in Great Britain and the United States to expand its line of products.

     In 1969, with $500,000 obtained from a New York venture capital firm, Mr. Guinness founded Guinness Publishing Ltd., New York, to publish educational textbooks for the entire North American marketplace. In addition to producing and marketing its own successful publications, it authored material, under contract, for American Book Company, a division of Lytton Industries.

     In 1979, Mr. Guinness sold his foreign publications to finance the development of computer programmed materials and educational programs.

     From 1980 to the present, using $1,000,000 of his own funds and an additional $5,000,000 raised from various private sources, he founded Guinness Productions, Inc., to develop various computer software programs and authoring systems, and Guinness Computer Television Corporation to develop software for a computer networking and navigational system to distribute the programs that he had created. In 1989 be founded CoNetCo, now a subsidiary of Guinness Telli*Phone Corporation, to develop an easy-to-use, inexpensive screen telephone (the Telli*Phone) to access these and other programs and to receive information from computer network information servers. The materials, products, and computer software programs developed since 1980 have been incorporated and integrated into Guinness Telli*Phone Corporation.

     From 1980 until 1987, while operating Guinness Productions, Inc., and Guinness Computer Television Corporation, Mr. Guinness borrowed funds from time to time from certain qualified private individuals for the development of some of the software being utilized by Guinness Telli*Phone Corporation. Some of these investors of Guinness Productions, Inc., and Guinness Computer Television Corporation hold notes payable by Mr. Guinness that are in default. Even though the Statute of Limitations has run regarding the right of the holders of these securities to rescind, Mr. Guinness intends to offer to all investors, who have invested in the development of the software utilized by Guinness Telli*Phone Corporation an opportunity to have all their cash, plus interest, returned or, as an alternative, to receive shares of his Common Stock in Guinness Telli*Phone Corporation. at their option.

     Dixie K. Tanner serves as Secretary, Vice President and Director of the Company. She has worked with Mr. Guinness on various publishing projects since 1977. Since graduating from the University of British Columbia in 1964 with a BA in Anthropology and Psychology, she has been a tutor for handicapped children and a buyer, manager, and proprietor for retail businesses. From 1977 to 1979 she served as an author and editor of Guinness Publishing Limited in Canada. After Guinness Publishing Limited was sold, until 1986, Ms. Tanner returned to community work as a volunteer and successful fund raiser.

     In 1986 Ms. Tanner joined Guinness Computer Television Corporation as the Editor-in-Chief of programming and development . In 1989 she joined CoNetCo, a subsidiary of the Company, as Vice President and Editor-in-Chief of the Telli*Phone Directory.

     Arthur Korn joined the Company as Chief Financial Officer and Director in August 1996. From 1962 to 1979 Mr. Korn held various positions with J.H. Cohn & Company, a large regional CPA firm in New Jersey, including the partner in charge of the quality control department and from 1976 to 1979 was the Managing Partner of the firm's Nevada offices. In 1979, Mr. Korn joined the San Francisco office of Mann Judd Landau, Certified Public Accountants, a small national firm, and was the Managing Partner from 1981 to 1984. In 1984, Mr. Korn merged his office into the San Francisco office of Moss Adams, a large regional West Coast CPA firm, and was the partner in charge of that office's audit and accounting department. In 1988 he opened his own practice serving a wide variety of industries with clients from closely held corporations to publicly owned corporations registered with the Securities and Exchange Commission.

     Mr. Korn is currently licensed as a CPA in California and Nevada. He is a member of the American Institute of CPAs, the California Society of CPAs, the New York State Society of CPAs, the New Jersey State Society of CPAs and the American Arbitration Society. He has been a member of the California State Board of Accountancy Report Quality Monitoring Committee since January, 1994. He was a member of the State Accounting Principles and Auditing Standards Committee (AP &
AS) for the California Society of CPAs for seven years and Chairman of the San Francisco Chapter AP & AS for three years. He is a member of the East Bay Chapter AP & AS, Managing an Accounting Practice Committee and the Litigation Support Committee. Mr. Korn holds a BS degree in Accounting from Fairleigh Dickinson University.

     Richard Alden Morse serves as Vice President of Engineering and Technology for the Company. Since 1986 Mr. Morse has served as a consultant on various computer related development projects. Since 1989 he has consulted with CoNetCo, a subsidiary of the Company, and has been instrumental in the designing, development, and building of the hardware and software operating systems for the Telli*Phone.

     From 1985 to 1986 Mr. Morse worked for NEC as the Technical Manager for the Single Chip Microcomputer Product Group. He supported three families of microcomputers and helped the Japanese design a new set of single chip microcomputers for American managed groups of engineers. From 1979 to 1984 he was employed with Fairchild Semiconductor and in 1983 and 1984 he served as Product Planning Manager for the Microprocessor Division where he managed a group of engineers who designed advanced telcom chips (x.25 and MPCC). Mr. Morse holds a BS degree in Physics from the University of New Hampshire.

     John Willis became a director of the Company in August 1996. From 1991 to 1994 Mr. Willis served as Senior Manager of the Capital Markets Group and later as Vice President of Sanwa Financial Products with the London, England, Branch of Sanwa Bank Limited responsible for marketing to the FTSE 100, the one hundred largest public limited corporations in the UK.

     From 1968 to 1988 Mr. Willis was associated with various investment and investment management firms as a principal or equity owner in either a management or sales position. His experience included Registered Representative with Dean Witter & Co., Denver, Colorado; Manager and equity owner of the West Coast Regional Office in Los Angeles of Ameritrade, a discount brokerage firm with headquarters in Omaha, Nebraska; and Vice President and Manager for Richardson Greenshields, Spear Financial Services, and a nationally known investment management firm. In 1988 he rejoined Dean Witter & Co, in their San Francisco Office where he served as Vice President presiding over assets exceeding $50 million. From 1963 to 1968 he was employed with the Office of the Comptroller of the Currency, U.S. Treasury Department as a National Bank Examiner for the Twelfth National Bank Region. Mr. Willis holds a BS degree in Business Administration from the University of Denver.

Directorships

     No Director of Registrant or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C. 80a-1, et seq., as amended.

Involvement in Certain Legal Proceedings

     None of the directors of the Registrant or persons nominated are involved in any legal proceedings as outlined in Item 401 (f) that are material to the evaluation of their ability or integrity.

     From 1980 until 1987 Guinness borrowed funds from time to time from certain qualified private individuals for the development of some of the software being utilized by Guinness Telli*Phone Corporation. In 1987 the Commissioner of Corporations of the State of California issued a "Cease and Desist" order preventing Guinness from borrowing any further monies and claiming these loans involved the sale of securities. The matter was referred by the Commissioner to the District Attorney in Marin County, California, who met with Guinness and after informing him that the County had investigated the loans thoroughly, dismissed the matter without taking any formal action. The District Attorney also advised Guinness to consult a securities attorney before making any future financial transactions. To this day Guinness has complied.

Promoters and Control Persons

     From 1980 until 1987 Guinness borrowed funds from time to time from certain qualified private individuals for the development of some of the software being utilized by Guinness Telli*Phone Corporation. In 1987 the Commissioner of Corporations of the State of California issued a ACease and Desist@ order preventing Guinness from borrowing any further monies and claiming these loans involved the sale of securities. The matter was referred by the Commissioner to the District Attorney in Marin County, California, who met with Guinness and after informing him that the County had investigated the loans thoroughly, dismissed the matter without taking any formal action. The District Attorney also advised Guinness to consult a securities attorney before making any future financial transactions. To this day Guinness has complied.

ITEM 11. EXECUTIVE COMPENSATION


                                                        Long-term
Name and                 Annual Compensation           Compensation
Principal Position       Year      Salary         Bonus     Awards    Other
-----------------       ----      ------         -----      ------    ------
Lawrence Guinness      1995       $56,511 (1)    --         --         --
President and CEO      1994       $52,067 (1)    --         --         --
                       1993       $91,724 (1)    --         --         --



(1) The Company does not have a formal employment contract. Compensation has been based upon annual discretionary factors such as technical advancements of the Telli*Phone and the generation of capital. During 1994 and 1993 a portion of the annual compensation was allocated to research and development costs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Controlling Interest

     Lawrence A. Guinness is the only person who has beneficial ownership of over Five percent (5%) of the Common Stock in the Company:


                                                                      Percent
Title of            Name and Address of      Amount and Nature of      of
Class               Beneficial Owner         Beneficial Ownership     Class
-----------         --------------------     --------------------     --------

Common              Lawrence A. Guinness     8,765,166 shares         65.28%
                    3 Venus Ct.
                    Tiburon. CA 94920

Common              Morton Weisbrot and        835,000 shares           6.2%
                    John F. Parks
                    C/o Mail Box 246
                    Boulevard de la Marina 39-f
                    Cabo San Lucas, BCS, Mexico


Security Ownership of Management

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of August 13, 1996, and is adjusted to reflect the sale of Common Stock offered hereby for (I) each person or entity who is known by the company to beneficially own five percent or more of the outstanding Common Stock of the Company, (ii) each of the Company's directors, (iii) each of the Names Officers, and (iv) all directors and executive officers of the Company as a group. Except as noted below, the address for each such person is c/o Guinness Telli*Phone Corporation, 655 Redwood Highway, Suite 219, Mill Valley, CA 94941.


                                                                      Percent
Title of            Name and Address of      Amount and Nature of      of
Class               Beneficial Owner         Beneficial Ownership     Class
-----------         --------------------     --------------------     --------

Common              Lawrence A. Guinness     8,765,166 shares(1)      65.28%
                    Pres., CEO, Director

Common              Dixie K. Tanner            500,000 shares          3.72%
                    Secretary, Director

Common              Arthur Korn                250,000 shares(2)       1.86%
                    CFO, Director



(continued)
                                                                      Percent
Title of            Name and Address of      Amount and Nature of      of
Class               Beneficial Owner         Beneficial Ownership     Class
-----------         --------------------     --------------------     --------

Common              John L Willis            100,000 shares           .74%
                    Director

Common              Richard A. Morse         200,000 shares           1.49%
                    V.P. Engineering
                    and Product Development

                   Total:                   9,715,166 shares         73.09%


     (1) Excludes options to purchase 634,834 shares of common stock.

     (2) To be acquired in fiscal year end December 31, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Due By Lawrence A. Guinness;  Dilution of Guinness'  Ownership In the
Company

     All of the investors who loaned funds to Guinness to invest in the Guinness Companies hold notes payable by him that are in default. Even though the Statute of Limitations has run regarding the right of the holders of these securities to rescind, Guinness intends to offer his note holders an opportunity to have all their notes payables, plus interest (totaling approximately $6.5 million) repaid, or, as an alternative, to receive Common Stock in the Company, at their option. Guinness plans to offer his personal stock in Guinness Telli*Phone Corporation to those investors who wish to receive Common Stock in the Company, thus there will be no dilution to the issued and outstanding shares of the Company. However, this will dilute Guinness' present ownership in the Company and have an impact on his control of the Company's operations. The outcome from this event and its effect on the future of the Company cannot be determined at this time. For those investors who wish to receive cash, it is the intention of Guinness to arrange financing through an investment banker. This financing may take the form of debt financing, securities financing, or a public sale of enough of Guinness' Guinness Telli*Phone Corporation shares of Common Stock to satisfy the debt to the note holders remaining.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page No.
                                                                    --------
Report of Independent Auditor ..................................      F-l

Consolidated Balance Sheet at
     December 31, 1995, and 1994................................      F-2

Consolidated Statement of Operations
     for the Years Ended December 31, 1995, and 1994 ...........      F-3

Consolidated Statement of Changes in
     Stockholders' Equity for the Years
     Ended December 31, 1995, and 1994...........................     F-4

Consolidated Statement of Cash Flows
     for the Years Ended December 31, 1995, and 1994 ............     F-5

Summary of Accounting Policies ..................................     F-6

Notes to Consolidated Financial Statements ......................     F-9


Exhibits

                                INDEX OF EXHIBITS

Attached hereto and made a part hereof are the following exhibits:

EXHIBIT 1 OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT - dated October 19, 1995, between Registrant and Messrs. Morton Weisbrot and John F. Parks.

EXHIBIT 2 OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT - dated December 15, 1995, between Registrant and Messrs. Morton Weisbrot and John F. Parks.

     Pursuant to the requirements of section 12 of the securities act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GUINNESS TELLI*PHONE CORPORATION
                                            (Registrant)


Date:   December 10, 1996                    /S/ Lawrence A. Guinness
                                             ------------------------
                                             By:  Lawrence A. Guinness
                                             Its:   President



Date:   December 10, 1996                    /S/ Arthur Korn
                                             ------------------------
                                             By: Arthur Korn
                                             Its:   Chief Financial Officer



Date:   December 10, 1996                    /S/ Dixie K. Tanner
                                             ------------------------
                                             By: Dixie K. Tanner
                                             Its:   Secretary

REPORT OF INDEPENDENT CERTIFIED ACCOUNTANTS

Board of Directors
Guinness Telli*Phone Corporation
Mill Valley, California

We have audited the accompanying consolidated balance sheets of Guinness Telli*Phone Corporation and Subsidiary (a development stage company) as of
December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995 and the period from November 12, 1980 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guinness Telli*Phone Corporation and Subsidiary at December 31, 1995 and 1994, and results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 and the period from November 12, 1980
(inception) to December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, the Company has been in the development stage since its inception. Continuation as a going concern is dependent upon the Company's ability to meet its past due debt obligations and future financing requirements, and the success of future operations, the outcome of which cannot be determined at this time. This condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP

San Francisco, California
October 29, 1996

                        Guinness Telli*Phone Corporation
                    Subsidiary (A Development Stage Company)
                           Consolidated Balance Sheet


December 31,                                       1995          1994
------------------------------------------------------------------------------
Assets
Current
  Cash                                            $ 97,997       $  -
  Stock subscription receivable (Note 6)                                             101,250               10,855
  Due from stockholder (Note 2)                     27,195          6,927
------------------------------------------------------------------------------
Total current assets                               226,442         17,782

Equipment, net of accumulated depreciation of
  $22,663 and $20,740                                2,974          2,046


                                                  $229,416       $ 19,828

=============================================================================
Liabilities and Stockholders' Equity
Current
  Notes payable (Note 3)                          $435,000       $435,000
  Accounts payable                                 659,372        725,312
  Accrued interest payable (Note 3)                366,180        293,346
  Deferred royalty income (Note 3)                 125,000        125,000
-----------------------------------------------------------------------------
Total current liabilities                        1,585,552      1,578,658
-----------------------------------------------------------------------------

Commitments and contingencies (Note 4)

Stockholders' equity (Notes 4 and 6)
 Common stock, $.001 par value; authorized,
 25,000,000 shares; issued and outstanding, 1995 -
 13,427,480 shares and 1994 - 12,592,480 shares     13,427         12,592
 Additional paid-in capital                      8,363,766       7,962,351
 Deficit accumulated during development stage   (9,733,329)     (9,533,773)
-----------------------------------------------------------------------------
                                                (1,356,136)     (1,558,830)
-----------------------------------------------------------------------------
                                                 $ 229,416      $   19,828

=============================================================================

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                        Guinness Telli*Phone Corporation
                    Subsidiary (A Development Stage Company)
                      Consolidated Statement of Operations


                           Cumulative
                               During          Year ended December 31,
                          Development    ----------------------------------
                                Stage        1995        1994        1993
---------------------------------------------------------------------------

Operating expenses
Research and development
 (Note 8)                $ 4,551,152      $    -       $ 194,463    $ 255,530
  Interest expense         4,090,899       72,834         66,214       55,567
  Officer's salary           297,307       56,511         18,191       18,848
  Rent                       288,853        7,202         27,445       20,438
  Other administrative
   expenses                  505,118       63,009         47,641       96,759
-----------------------------------------------------------------------------
Net loss                 $(9,733,329)    $(199,556)    $(353,954)   $(447,142)
==============================================================================

Loss per share                           $   (.02)     $   (.03)    $   (.04)

=============================================================================

Weighted average common
and common equivalent
shares outstanding                       12,738,000    12,592,000   11,542,000
===============================================================================

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                        Guinness Telli*Phone Corporation
                    Subsidiary (A Development Stage Company)
            Consolidated Statements of Changes in Stockholders Equity


                                                            Deficit
                                                           Accumulated
                                                Additional   During
                              Common    Stock    Paid- In  Development
                              Shares    Amount    Capital    Stage     Total
-------------------------------------------------------------------------------
Stock issued for product
  rights                    2,350,000  $2,350                          $ 2,350
Stock issued for predeces-
  sor company assets, in-
  cluding assumption of
  predecessor company debt  8,000,000   8,000   $7,147,091            7,155,091
Sale of common stock          141,000     141      134,364              134,505
Contributed capital by
  majority shareholder
  through sale of personal
  stock (Note 4)                                   285,366              285,366
Net loss from November 12,
  1980 (inception) to Decem-
  ber 31, 1992 (Note 7)                                  $(8,732,677)(8,732,677)
------------------------------------------------------------------------------

Balance, December 31, 1992  10,491,000  10,491  7,566,821 (8,732,677)(1,155,365)
Stock sold for cash of
  $240,570 and a receivable
  of $55,930                   550,000     550     295,950              296,550
Stock issued for all of
  the outstanding shares
  of Innstar Corporation     1,551,480    1,551                           1,551
Contributed capital (Note 6)                        47,250               47,250
Net loss (Note 7)                                           (447,142)  (447,142)
------------------------------------------------------------------------------
Balance, December 31, 1993  12,592,480  12,592  7,910,021 (9,179,819)(1,257,206)
Contributed capital (Note 6)                       52,330                52,330
Net loss (Note 7)                                           (353,954)  (353,954)
------------------------------------------------------------------------------

Balance, December 31, 1994  12,592,480 12,592  7,962,351 (9,533,773) (1,558,830)
Stock sold for cash of
 $301,000 and a receivable
 of $101,250 (Note 6)          835,000      835     401,415             401,250
 Net loss                                                    (199,556) (199,556)
------------------------------------------------------------------------------

Balance,
December 31, 1995       13,427,480  $13,427 $8,363,766 $(9,733,329) $(1,356,136)
==============================================================================


     See accompanying summary of accounting policies and notes to consolidated financial statements.

                        Guinness Telli*Phone Corporation
                    Subsidiary (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                           Cumulative
                               During          Year ended December 31,
                          Development    ----------------------------------
                                Stage        1995        1994        1993
---------------------------------------------------------------------------
Cash used in operations
Net loss                 $(9,733,329)    $ (199,556)   $(353,954)   $(447,142)
 Adjustments to reconcile net loss
 to cash used in operations:
  Depreciation                22,663          1,923        1,899        1,899
  Increase (decrease) in accounts
   payable                   659,372        (65,940)     185,182      110,096
   Increase in
   accrued interest          366,180         72,834       66,214       60,192
   Deferred royalty income   125,000             -           -             -
------------------------------------------------------------------------------
                          (8,685,114)      (172,251)    (100,659)    (274,955)
------------------------------------------------------------------------------
Cash used in investing activities
 Additions to
  fixed assets               (25,637)        (2,851)          -            -
------------------------------------------------------------------------------

Cash provided by financing
 activities
 Contributed
  capital(Note 9)           7,671,490            -        52,330        47,250
 Sale of stock                671,570         301,000         -        240,570
 Notes payable                437,000            -            -         (2,000)
 Stockholder advances         (27,195)        (20,268)        -         (7,778)
 Collection of stock subscriptions
     receivable                55,930          10,855     45,075            -
------------------------------------------------------------------------------
                            8,808,748         291,587     97,405       278,042
------------------------------------------------------------------------------

Net increase (decrease) in cash
 and cash equivalents          97,997          97,997    (3,254)         3,087

Cash and cash equivalents,
 beginning of year           $     -          $    -    $ 3,254       $    167
------------------------------------------------------------------------------
Cash and cash equivalents,
end of year                  $ 97,997         $ 97,997  $    -        $  3,254
==============================================================================


     See accompanying summary of accounting policies and notes to consolidated financial statements.

                        Guinness Telli*Phone Corporation
                    Subsidiary (A Development Stage Company)
                         Summary of Accounting Policies


Basis of Consolidation

     The consolidated financial statements include the accounts of Guinness Telli*Phone Corporation (the Company) and its wholly-owned subsidiary, CoNetCo, a California corporation. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed below, the cumulative operating data of Guinness Productions, Inc. and Guinness Computer Television Corp. are included in historical financial information since they are deemed to be predecessor companies.

Description of Business

     The Company and its predecessors have been in the development stage since inception. The Company is engaged in developing an interactive networking system, the Telli*Phone, which will allow access to electronic information. The Company determined that effective December 31, 1994 all significant research and development regarding the Telli*Phone had been completed.

Business Combinations

     In 1989, CoNetCo was formed and acquired the theoretical rights to the Telli*Phone from a predecessor company in exchange for 2,350,000 shares of CoNetCo stock, which were valued at par value.

     Effective February 18, 1990 (as amended by the March 15, 1994 agreement), CoNetCo, currently the Company's wholly-owned subsidiary, acquired from CoNetCo's major stockholder the assets of the businesses known as Guinness Productions, Inc. and Guinness Computer Television Corp. (the Guinness Companies) in exchange for 8,000,000 shares of CoNetCo stock and royalty rights. The assets acquired from the Guinness Companies consisted primarily of product development efforts performed by the Guinness Companies to further develop the Telli*Phone. For accounting purposes, all costs incurred by the Guinness Companies to develop the Telli*Phone have been expensed in accordance with Financial Accounting Standards Board Statements No. 2, Accounting for Research and Development Costs. The assets acquired from the Guinness Companies have been valued at their historical cost basis and not current fair market value, if any, because all entities are under common control. The liabilities incurred and assumed by the Guinness Companies during its development of the Telli*Phone have been assumed by the shareholder of the Guinness Companies. The primary shareholder of Guinness Telli*Phone is also the primary shareholder of the Guinness Companies. The liabilities assumed by the Guinness Companies' shareholder total approximately $7.2 million, which include approximately $2.3 million of investor notes payable and related delinquent compounded interest of $3.6 million. Such liabilities were incurred by the Guinness Companies primarily during the years 1982 to 1989. Such liabilities assumed have been treated as a capital contribution and increased paid-in capital. CoNetCo and the Guinness Companies are predecessors of the Company and their activities are included in the cumulative financial data. Included in deficit accumulated during development stage is approximately $7.2 million relating to the Guinness Companies.

     Effective August 4, 1993, Guinness Telli*Phone Corporation, through an inactive predecessor company, U.S. Telli*Phone, acquired all of the outstanding shares of Innstar Corporation, an inactive company having no assets, in exchange for 1,551,480 shares of the Company's stock. Innstar Corporation was then merged into the Company. U.S. Telli*Phone did not receive any consideration beyond the exchange of shares. The merger was accounted for as a recapitalization and Innstar had no assets, liabilities or operations to include in the accompanying financial statements. The purpose of the merger was to acquire a company whose shares were registered with the Securities and Exchange Commission and to change its domicile to Nevada which is where U.S. Telli*Phone was incorporated.

     Effective March 15, 1994, Guinness Telli*Phone Corporation acquired all of the outstanding shares of CoNetCo in exchange for 11,041,000 shares of the Company's stock. The issuance of shares is accounted for as the issuance of shares by CoNetCo, who is considered the acquirer for accounting purposes, in exchange for monetary assets rather than a business combination since U.S. Telli*Phone, now Guinness Telli*Phone, was an inactive corporation. The assets acquired, principally the product development efforts, which for accounting purposes have zero book value, of the Telli*Phone network, were recorded at the historical cost basis of CoNetCo because of common control amongst current and predecessor entities.

Depreciation

     Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from 5 to 12 years. Depreciation expense of $1,923 in 1995 and $1,899 in each of 1994 and 1993 and $22,663 cumulative during development stage has been charged to operations.

Cash and Cash Equivalents

     The Company considers investments purchased with an initial maturity of three months or less to be cash equivalents.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share

     Loss per common share has been computed following Accounting Principles Board Opinion No. 15. Loss per share has been computed by dividing the loss by the weighted average number of common shares outstanding. Common stock equivalents such as common stock options and warrants and convertible debentures were not included in the computation of average shares outstanding because their inclusion would be antidilutive.

Income Taxes

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

New Accounting Standards

     Statement  of  Financial  Accounting  Standards  No.  123,  Accounting  for
Stock-Based   Compensation,   established  financial  accounting  and  reporting
standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. This statement is required to be adopted prospectively beginning January 1, 1996. The impact of this statement is not currently expected to have any material impact on the financial position of the Company and will be adopted for fiscal year 1996.

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose the estimated fair value for its financial instruments for which it is practicable to estimate their values. The Company's financial instruments include cash, due from stockholders, notes payable and accounts payable. The carrying value of cash approximates fair value due to the short maturities of these instruments. The fair value of other financial instruments is not practical to estimate because of the current financial condition of the Company.

                        Guinness Telli*Phone Corporation
                    Subsidiary (A Development Stage Company)
                   Notes to Consolidated Financial Statements


1. Statement of Presentation

     The financial statements have been prepared assuming the Company will continue as a going concern. Although the Company is still in the development stage, management is currently negotiating to raise adequate financing to produce and place Telli*Phone units into a test market. The Company's ability to continue as a going concern is dependent on management's success in obtaining financing, repaying past due debt obligations and the acceptance of the Telli*Phone by the test market. However, the Company has significantly curtailed expenditures with only necessary costs being paid from the sale of stock (see
Note 6). Once the system is in place, the Company anticipates being able to attract financial support from those having an interest in reaching subscribers.

     There is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Due From Stockholder

     The amount due from stockholder at December 31, 1995 and 1994, represents the balance of short-term advances in excess of reimbursements by the primary stockholder. The amount is unsecured and does not bear interest.

3. Notes Payable

     The Company, through its wholly-owned subsidiary, CoNetCo, entered into approximately 20 different royalty agreements prior to 1990. The terms of the agreements required a fixed payment of cash for the future rights to a percentage of the future Telli*Phone sales proceeds. The agreements also provided the holders of the royalty agreements the option to convert its royalty interest into common stock of CoNetCo on the basis of eight times the royalty payment divided by the greater of $3 per share or three times the average bid price on the day the Company's stock is traded after its initial public offering. During 1990, approximately 17 of the notes holders modified their royalty agreements to a conventional note payable. These notes bear interest at 10%, are in default at December 31, 1995, and require future royalty payments but do not contain any features allowing the conversion to common stock. The Company is currently negotiating with the note holders to convert their debt and accrued interest into common stock. As of December 31, 1995, the Company had received $125,000 of advance royalty payments which had not been converted to notes payable. This amount will begin to be amortized into income once sales of the Telli*Phone commence. The amortization period of deferred revenue has not yet been determined.

                        Guinness Telli*Phone Corporation
                    Subsidiary (A Development Stage Company)
             Notes to Consolidated Financial Statements (continued)


4. Commitments

Royalty Agreements

     As part of CoNetCo's acquisition of the Guinness Companies, CoNetCo granted royalty rights of 5% of all future revenues generated by the sale or lease of the Community News Network and the Telli*Phone instrument to the shareholder of the Guinness Companies. In addition, royalty and note holders received royalty rights. Under these agreements, the Company will pay royalties aggregating 2.26% of the manufacturer's actual net price for which each Telli*Phone is sold.

Stock Options

     In order to provide interim funds for the development of the Telli*Phone instrument, CoNetCo's major stockholder agreed in September 1989 that he would sell some of his stock in CoNetCo to "qualified investors" and remit the proceeds as donated capital to CoNetCo. In exchange for the donated capital, he received an option to purchase a like number of shares sold by him at the same price he received from their sale and contributed to CoNetCo. This option to purchase shares vests upon the Company reporting earnings per share of $1 before giving effect, if any, to these options. The options expire in the lesser of 10 years from September 1, 1989, or two years following the year the options are vested. The option has been assumed by Guinness Telli*Phone Corporation on a share-for-share basis. The total number of shares sold by the stockholder with the proceeds contributed to CoNetCo was 634,834 at a price of $285,366, or $0.45 per share.

Shareholder and Predecessor Company Obligations

     A creditor of the Guinness Companies, and now a creditor of the Guinness Companies' former shareholder, has filed a lien against the shareholder and has also named CoNetCo as an additional judgment debtor. The creditor is seeking to recover approximately $650,000 related to $500,000 of loans and related accrued interest borrowed by the Guinness Companies. The Company does not believe that it has any legal obligation to repay the debt of the Guinness Companies and that all such liabilities were assumed by the shareholder of the Guinness Companies. The shareholder of the Guinness Companies is currently the majority shareholder of the Company. The ultimate outcome of this matter is unknown and nothing has been recorded relating to the matter.

                        Guinness Telli*Phone Corporation
                    Subsidiary (A Development Stage Company)
             Notes to Consolidated Financial Statements (continued)

5. Income Tax

     The Company adopted SFAS No. 109 effective January 1, 1993. The adoption of SFAS No. 109 had no effect on any of the financial statements.

     Since the Company is in the development stage and management cannot determine that it is more likely than not the asset will be recovered, it has provided a 100% valuation allowance against the deferred tax asset resulting from its net operating loss carry-forward and no deferred tax asset is reflected in the accompanying financial statements. There are no deferred tax liabilities.

     The deferred tax assets and valuation allowances for the years ended December 31, 1995 and 1994 are as follows:


                                        1995                     1994
                                        ----------------------------------
Net operating loss Carry-forward        $1,139,000               $963,000
Valuation allowances                    (1,139,000)              (963,000)
                                        ----------------------------------
                                        $     -                  $     -


     The Company has approximately $700,000 of Federal net operating loss carry-forwards expiring between 2004 and 2010. The losses accumulated by the Company for tax purposes is significantly lower than the accumulated losses in these financial statements because the accumulated losses for financial statement purposes includes approximately $7.2 million of losses incurred by predecessor companies. Additionally, the accumulated loss for financial statement purposes was also increased by approximately $2 million relating to costs improperly capitalized by CoNetCo since 1989 to develop the Tell*Phone (See Note 7). For tax purposes, the Company must amend its prior tax returns to correct for CoNetCo's accounting for the product development costs.

6. Equity Transactions

         On October 19, 1995, the Company sold 700,000 shares of its common stock for $301,000 which was all received in 1995. On December 15, 1995, the Company sold 135,000 shares of its common stock for $101,250 which was not received until January 1996. Both of these transactions were executed in accordance with Regulation S under the Securities Act of 1933.

         In fiscal 1994 and 1993, the principal shareholder paid operating expenses on behalf of the Company totaling $52,230 and $47,250.

                        Guinness Telli*Phone Corporation
                    Subsidiary (A Development Stage Company)
                   Notes to Consolidated Financial Statements

7. Prior Period Adjustment

     The prior year's financial statements have been changed to correct for errors relating to the accounting for costs incurred to develop the Telli*Phone and the calculation of accrued interest and deferred royalty income. The Company and its predecessors had been capitalizing development costs through December 31, 1994 (when such costs should have been expensed), and had been improperly calculating accrued interest and deferred royalty income. The primary effect of the correction was to write off the product development costs previously capitalized. The effect of these adjustments were to increase the accumulated deficit at December 31, 1992, 1993, 1994 and 1995 by $7,138,638, $7,434,227,
$7,666,226 and $7,648,738 and increase the loss for the years ended December 31, 1993 and 1994 by $295,589 and $231,999 and decrease the loss for 1995 by $17,488.

8. Research and Development

     Research and development costs represent costs the Company (including the predecessor companies) believes are directly related to the development of the Telli*Phone. Included in cumulative research and development costs is approximately $1,077,000 of officer compensation and approximately $800,000 of rent expense. During the period of product development, the Company estimated that, excluding interest, approximately 80% of all expenses incurred have related directly to the development of the Telli*Phone.

9. Cash Flow Statement

     There were no cash payments for interest or taxes during the periods presented. In 1993, the Company acquired the stock of Innstar Corporation for 1,551,480 shares of the Company's common stock, valued at $.001 per share. Because the cumulative statement of operations includes the predecessor companies' operations, accumulated loss includes approximately $7.2 million from the predecessor companies. Additionally, contributed capital includes approximately $7.2 million of liabilities assumed personally by the predecessor company shareholder, who is also the primary shareholder of the Company.

                                    EXHIBIT 1


                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT



                                October 19, 1995


Agreement dated October 19, 1995, between Guinness Telli*Phone Corporation and Messrs. Morton Weisbrot and John F. Parks for the sale of Seven Hundred Thousand (700,000) shares of the common stock of Guinness Telli*Phone corporation at Forty-Three Cents (U.S. $0.43) per share.


                               Exhibit 1, Page 1

                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT

     This Offshore Securities Subscription Agreement is executed in reliance upon the transaction exemption offered by Regulation S ("Regulation S") as promulgated by the Securities and Exchange Commission ("SEC"), under the Securities Act of 1933, as amended ("1933 Act").

     This Agreement has been executed by the undersigned in connection with the private placement of shares of Common Stock (hereinafter referred to as the "Shares") of:

                        GUINNESS TELLI*PHONE CORPORATION

Symbol: GTPC            Exchange: NASDAQ (Will Apply)

a corporation organized under the laws of the State of Nevada, United States of America (hereinafter referred to as the "SELLER"), and

The undersigned:

Messrs. Morton Weisbrot & John F. Parks
c/o Mail Box 246
Boulevard de la Marina 39-F
Cabo San Lucas, BCS, Mexico

individuals  who  are  non-USA  resident,   (hereinafter   referred  to  as  the
"PURCHASER"), who represents and warrants to, and agrees with Seller, as follows:

1.  Agreement to Subscribe; Purchase Price.

     a. The undersigned hereby subscribes for Seven Hundred Thousand (700,000) shares at Forty-Three Cents (US$0.43) per shares payable in United States Dollars.

     b. Form of Payment: Purchaser shall pay the purchaser by good funds in United States Dollars to the designated depository for closing by delivery of security versus payment.

     2.   Subscriber   Representation;   Access  to   Information;   Independent
Investigation:

     a. Offshore Transaction: Purchaser represents and warrants to Seller as follows:

     (1) Purchaser is not a U.S. person as that term is defined under Regulation S.

     (2) At the time the buy order was originated, Purchaser was outside the United States and is outside the United States as of the date of the execution and delivery of this agreement.

     (3) Purchaser is purchasing the Shares for his own account and not on behalf of any U.S. person, and the sale has not been pre-arranged with a purchaser in the United States.

                                Exhibit 1, Page 2

     (4) Each distributor participating in the offering of the securities, if any, has agreed in writing that all offers and sales of the securities prior to the expiration of a period commencing on the date of the transaction and ending 40 days thereafter shall only be made in compliance with the safe harbor contained in Regulation S, pursuant to registration of shares under the Securities Act of 1933 or pursuant to an exemption from registration.

     (5) Purchaser represents and warrants and hereby agrees that all offers and sales of the shares prior to the expiration of a period commencing on the date of the transaction and ending 40 days thereafter shall only be made in compliance with the safe harbor contained in Regulation S, pursuant to registration of the securities under the Securities Act of 1933 or pursuant to an exemption from registration, and all offers and sales after the expiration of the 40 day period shall he wade only pursuant to such a registration or to such exemption from registration.

     (6) All offering documents received by Purchaser include statements to the effect that the Shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons during a period commencing on the date of the transaction and ending 40 days thereafter unless the shares are registered under the Securities Act of 1933 or an exemption from the registration requirements is available.

     (7) Purchaser acknowledges that the purchase of the shares involves a high degree of risk and further acknowledges that he can bear the economic risk of the purchase of the shares, including the total loss of his investment.

     (8) Purchaser understands that the shares are being offered and sold to him in reliance on specific exemptions from the registration requirements of Federal and State securities laws and that the Seller is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgements and understandings of Purchaser set forth herein in order to determine the applicability of such exemptions and the suitability of Purchaser to acquire the shares.

     b. Current Public Information. Purchaser acknowledges that Purchaser has been furnished with or has acquired copies of the Company's Form 10, as well as copies of the Form 10-Q for the first and second quarters of 1995. which are on file with the Securities and Exchange Commission, as required by the Securities Act, and other publicly available documents.

     c. Independent Investigation; Access. Purchaser acknowledges that Purchaser is making the decision to purchase the shares subscribed for, has relied upon independent investigations made by him and his purchaser representatives, if any, and Purchaser and such representatives, if any, have, prior to any sale to him, been given access and the opportunity to examine all material books and records of the Corporation, all material contract and documents relating to this offering and an opportunity to ask questions of, and to receive answers from Seller or any person acting on its behalf concerning the terms and conditions of this offering. Purchaser and his advisors, if any, have been furnished with access to all publicly available materials relating to the business, finances and operations of the Seller and materials relating to the offer and sale of the shares which have been requested. Purchaser and his advisors, if any, have received complete and satisfactory answers to any such inquiries.

                                Exhibit 1, Page 3

     d. No Government Recommendation or Approval. Purchaser understands that no federal or state agency has passed on or made any recommendation or endorsement of the Shares.

3. Issuer Representations:

     a. Reporting Company Status. Seller is a reporting issuer. Seller has complied with all reporting obligations under either Section 12 (b), 12(g) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). It has on file with the Securities and Exchange Commission a Form 10, and the 10-Q filings required to be filed for the first and second quarters of 1995.

     b. Offshore Transaction.

     (1) Seller has not offered these securities to any person in the United States or to any U.S. person as that term is defined in Regulation S.

     (2) At the time the buy order was originated, Seller and/or its agent reasonably believed Purchaser was outside of the United States and was not a U.S. person.

     (3) Seller and/or its agent reasonably believe that the transaction has not been pre-arranged with a Purchaser in the United States.

     c. No Directed Selling Efforts. In regard to this transaction Seller has not conducted any "directed selling efforts" as that term is defined in rule 902 of Regulation S nor has Seller conducted any general solicitation relating to the offer and sale of the within securities to persons resident within the United States or elsewhere.

4. Legends on Certificates. The transaction restriction in connection with this offshore offer and sale restrict Purchaser from offering and selling to U.S., persons or for the account or benefit of a U.S. person for a forty (40) day period. The rules do not require the placement of such a restrictive legend on the share certificate. Rule 903 (c)(2) governs the forty (40) day transaction restriction.

5. Exemption; Reliance on Representations. Purchaser understands that the offer and sale of the Shares is not being registered under the 1933 Act. Seller is relying on the rules governing offers and sale made outside the United States pursuant to Regulation S. Rules 901 through 904 of Regulation S govern this transaction.

6. Transfer Agent Instructions. Seller's transfer agent will be instructed to issue one or more share certificates representing shares without restrictive legend in the names of purchaser to be specified prior to closing and that the shares have been issued pursuant to Regulation S. Seller further warrants that no instructions other than these instructions have been given to the transfer agent and that these shares shall be freely transferable on the books and records of the company subject to compliance with applicable securities laws.

7. Stock Delivery Instructions. The share certificates shall be delivered to the Purchaser on a delivery versus payment basis at such times and places to be mutually agreed.

                                Exhibit 1, Page 4

8. Closing Date. The date of the issuance of the sale of the Shares (the "Closing Date" shall be October 19, 1995, or such other mutually agreed to time and place.

9. Conditions to the Company's Obligation to Sell. Purchaser understands that Seller's obligation to sell the Stock is conditioned upon:

     a. The receipt and acceptance by Seller of this Subscription Agreement for all of the shares as evidenced by execution of this subscription agreement by the President or any Vice President of the Seller.

     b. Delivery into the closing depository by Purchaser of good funds (i.e. the letter of credit) as payment in full for the purchase of the shares.

10. Conditions to Purchaser's Obligation to Purchase. Seller understands that Purchaser's obligation to purchase the stock is conditioned upon:

     a. Acceptance by Purchaser of a satisfactory Subscription Agreement for the sale of Shares;

     b. Delivery of shares of common stock without restrictive legend.

11. Governing Law. This Agreement shall be governed by and interpreted in accordance with the rulings of the laws of the State of Nevada.

     IN WITNESS WHEREOF, this Offshore Securities Subscription Agreement was duly executed on the date first written below.



---------------------------------------
           Purchaser


Accepted this 15th day of December, 1995.


GUINNESS TELLI*PHONE CORPORATION

By: ---------------------------------
    Lawrence A. Guinness, President

                                Exhibit 1, Page 5

                                    EXHIBIT 2



                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT



                                December 15, 1995




     Agreement dated December 15, 1995, between Guinness Telli*Phone Corporation and Messrs. Morton Weisbrot and John F. Parks for the sale of One Hundred and Thirty-five Thousand (135,000) shares of the common stock of Guinness Telli*Phone corporation at Seventy-Five Cents (U.S. $0.75) per share.

                                Exhibit 2, Page 1

                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT

     This Offshore Securities Subscription Agreement is executed in reliance upon the transaction exemption offered by Regulation S ("Regulation S" as promulgated by the Securities and Exchange Commission ("SEC", under the Securities Act of 1933, as amended ("1933 Act").

     This Agreement has been executed by the undersigned in connection with the private placement of shares of Common Stock (hereinafter referred to as the Shares") of:

                        GUINNESS TELLI*PHONE CORPORATION

Symbol: TELI                Exchange: NASDAQ (Have Applied)

a corporation organized under the laws of the State of Nevada, United States of America (hereinafter referred to as the "SELLER"), and

The undersigned:

Messrs. Morton Weisbrot & John F. Parks
c/o Mail Box 246
Boulevard de la Marina 39-F
Cabo San Lucas, BCS, Mexico

individuals who are non-USA resident, (hereinafter referred to as the "PURCHASER"), who represents and warrants to, and agrees with Seller, as follows:

1.  Agreement to Subscribe; Purchase Price.

     a. The undersigned hereby subscribes for One Hundred Thirty-Five Thousand (135,000) shares at Seventy-Five cents (US$0.75) per shares payable in United States Dollars.

     b. Form of Payment: Purchaser shall pay the purchaser by good funds in United States Dollars to the designated depository for closing by delivery of security versus payment.

2.   Subscriber   Representation;   Access  to   Information;   Independent
Investigation:

     a. Offshore Transaction: Purchaser represents and warrants to Seller as follows:

     (1) Purchaser is not a U.S. person as that term is defined under Regulation S.

     (2) At the time the buy order was originated, Purchaser was outside the United States and is outside the United States as of the date of the execution and delivery of this agreement.

     (3) Purchaser is purchasing the Shares for his own account and not on behalf of any U.S. person, and the sale has not been pre-arranged with a purchaser in the United States.

                                Exhibit 2, Page 2

     (4) Each distributor participating in the offering of the securities, if any, has agreed in writing that all offers and sales of the securities prior to the expiration of a period commencing on the date of the transaction and ending 40 days thereafter shall only be made in compliance with the safe harbor contained in Regulation S, pursuant to registration of shares under the Securities Act of 1933 or pursuant to an exemption from registration.

     (5) Purchaser represents and warrants and hereby agrees that all offers and sales of the shares prior to the expiration of a period commencing on the date of the transaction and ending 40 days thereafter shall only be made in compliance with the safe harbor contained in Regulation S, pursuant to registration of the securities under the Securities Act of 1933 or pursuant to an exemption from registration, and all offers and sales after the expiration of the 40 day period shall he wade only pursuant to such a registration or to such exemption from registration.

     (6) All offering documents received by Purchaser include statements to the effect that the Shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons during a period commencing on the date of the transaction and ending 40 days thereafter unless the shares are registered under the Securities Act of 1933 or an exemption from the registration requirements is available.

     (7) Purchaser acknowledges that the purchase of the shares involves a high degree of risk and further acknowledges that he can bear the economic risk of the purchase of the shares, including the total loss of his investment.

     (8) Purchaser understands that the shares are being offered and sold to him in reliance on specific exemptions from the registration requirements of Federal and State securities laws and that the Seller is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgements and understandings of Purchaser set forth herein in order to determine the applicability of such exemptions and the suitability of Purchaser to acquire the shares.

     b. Current Public Information. Purchaser acknowledges that Purchaser has been furnished with or has acquired copies of the Company's Form 10, as well as copies of the Form 10-Q for the first and second quarters of 1995. which are on file with the Securities and Exchange Commission, as required by the Securities Act, and other publicly available documents.

     c. Independent Investigation; Access. Purchaser acknowledges that Purchaser is making the decision to purchase the shares subscribed for, has relied upon independent investigations made by him and his purchaser representatives, if any, and Purchaser and such representatives, if any, have, prior to any sale to him, been given access and the opportunity to examine all material books and records of the Corporation, all material contract and documents relating to this offering and an opportunity to ask questions of, and to receive answers from Seller or any person acting on its behalf concerning the terms and conditions of this offering. Purchaser and his advisors, if any, have been furnished with access to all publicly available materials relating to the business, finances and operations of the Seller and materials relating to the offer and sale of the shares which have been requested. Purchaser and his advisors, if any, have received complete and satisfactory answers to any such inquiries.

                                Exhibit 2, Page 3

     d. No Government Recommendation or Approval. Purchaser understands that no federal or state agency has passed on or made any recommendation or endorsement of the Shares.

3. Issuer Representations:

     a. Reporting Company Status. Seller is a reporting issuer. Seller has complied with all reporting obligations under either Section 12 (b), 12(g) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). It has on file with the Securities and Exchange Commission a Form 10, and the 10-Q filings required to be filed for the first and second quarters of 1995.

     b. Offshore Transaction.

     (1) Seller has not offered these securities to any person in the United States or to any U.S. person as that term is defined in Regulation S.

     (2) At the time the buy order was originated, Seller and/or its agent reasonably believed Purchaser was outside of the United States and was not a U.S. person.

     (3) Seller and/or its agent reasonably believe that the transaction has not been pre-arranged with a Purchaser in the United States.

     c. No Directed Selling Efforts. In regard to this transaction Seller has not conducted any "directed selling efforts" as that term is defined in rule 902 of Regulation S nor has Seller conducted any general solicitation relating to the offer and sale of the within securities to persons resident within the United States or elsewhere.

4. Legends on Certificates. The transaction restriction in connection with this offshore offer and sale restrict Purchaser from offering and selling to U.S., persons or for the account or benefit of a U.S. person for a forty (40) day period. The rules do not require the placement of such a restrictive legend on the share certificate. Rule 903 (c)(2) governs the forty (40) day transaction restriction.

5. Exemption; Reliance on Representations. Purchaser understands that the offer and sale of the Shares is not being registered under the 1933 Act. Seller is relying on the rules governing offers and sale made outside the United States pursuant to Regulation S. Rules 901 through 904 of Regulation S govern this transaction.

6. Transfer Agent Instructions. Seller's transfer agent will be instructed to issue one or more share certificates representing shares without restrictive legend in the names of purchaser to be specified prior to closing and that the shares have been issued pursuant to Regulation S. Seller further warrants that no instructions other than these instructions have been given to the transfer agent and that these shares shall be freely transferable on the books and records of the company subject to compliance with applicable securities laws.

7. Stock Delivery Instructions. The share certificates shall be delivered to the Purchaser on a delivery versus payment basis at such times and places to be mutually agreed.

                                Exhibit 2, Page 4

8. Closing Date. The date of the issuance of the sale of the Shares (the "Closing Date" shall be December 15, 1995, or such other mutually agreed to time and place.

9. Conditions to the Company's Obligation to Sell. Purchaser understands that Seller's obligation to sell the Stock is conditioned upon:

     a. The receipt and acceptance by Seller of this Subscription Agreement for all of the shares as evidenced by execution of this subscription agreement by the President or any Vice President of the Seller.

     b. Delivery into the closing depository by Purchaser of good funds (i.e. the letter of credit) as payment in full for the purchase of the shares.

10. Conditions to Purchaser's Obligation to Purchase. Seller understands that Purchaser's obligation to purchase the stock is conditioned upon:

     a. Acceptance by Purchaser of a satisfactory Subscription Agreement for the sale of Shares;

      b.  Delivery of shares of common stock without restrictive legend.

11. Governing Law. This Agreement shall be governed by and interpreted in accordance with the rulings of the laws of the State of Nevada.

     IN WITNESS WHEREOF, this Offshore Securities Subscription Agreement was duly executed on the date first written below.


-----------------------------------
     Purchaser


Accepted this 15th day of December, 1995.


GUINNESS TELLI*PHONE CORPORATION


By: --------------------------------
    Lawrence A. Guinness, President

                              Exhibit 2, Page 5