Form 10-K
period 1996-12-31
GUINNESS TELLI-PHONE CORP
filed 1997-03-31
CIK 940036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1996

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ----  to ----


                         Commission File Number: 0-25632
                                ----------------

                        GUINNESS TELLI*PHONE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      NEVADA                                                   68-0310550
----------------------                                    --------------------
(State or Jurisdiction                                    (I.R.S. Employer
   of Incorporation)                                     Identification Number)

     655 Redwood Hwy., # 273, Mill Valley, California              94941
     ------------------------------------------------            ----------
     (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code:      (415) 389-94420

     Securities Registrant pursuant to Section 12(b) of the Act:   None

     Securities registered pursuant to Section 12(g) of the Act:  Common Stock
                                                                $.001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. /X/

     There is no current market for the Registrant's common stock. The number of outstanding shares of the Registrant's Common Stock on March 24, 1997 was 14,103,160.

                                TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----
ITEM 1.   BUSINESS    ...................................................  1
    (a)   Overview    ...................................................  1

    (b)   Registrant's Plan of Operation.................................  3
                Necessity to Raise Additional Capital....................  11
                Research and Development to be Performed.................  12
                Anticipated Material Acquisition of Plant and Equipment..  13
                Anticipated Material Changes in Number of Employees......  13
                Material Areas Peculiar to Registrant's Business.........  13

    (c)   Financial Information about Industry Segments..................  13

    (d)   Narrative Description of Business..............................  14
                Telli*Phone Products and Services........................  14
                Status of Product........................................  22
                Sources and Availability of Raw Materials................  25
                Patents, Trademarks, Licenses, Franchises and
                Concessions..............................................  26
                Seasonal Business........................................  27
                Significant Working Capital Required.....................  27
                Dependence on a Single Customer..........................  28
                Backlog Orders...........................................  28
                Government Regulation....................................  28
                Competition..............................................  28
                Research and Development.................................  32
                Environmental Impacts....................................  33
                Employees and Management of Growth.......................  33

    (e)   Financial Information about Foreign and
                Domestic Operations and Export Sales.....................  34
                Revenues from Prior Operations...........................  34

    (f)   Factors Affecting Company's Business Operating Results and
                Financial Condition......................................  34

ITEM 2.   PROPERTIES  ...................................................  49

ITEM 3.   LEGAL PROCEEDINGS..............................................  49

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........  49

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS.............................   49
                Market Information......................................   49
                Holders.................................................   50
                Dividends...............................................   50

ITEM 6.   FINANCIAL INFORMATION..........................................  51

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION.....................  52
                  Overview...............................................  52
                  Liquidity and Capital Resources .......................  53

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  56

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE....................  57

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS...............................  56
                Backgrounds of Directors and Executive Officers..........  57
                Directorships............................................  60
                Involvement in Certain Legal Proceedings.................  60
                Promoters and Control Persons............................  60

ITEM 11.  EXECUTIVE COMPENSATION.........................................  61

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..................................  61
                Controlling Interest.....................................  61
                Security Ownership of Management.........................  61

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  62
                Notes Due By Lawrence A. Guinness; Dilution of Guinness'
                  Ownership in the Company...............................  62

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K......................................  63
                Financial Statements.....................................  63
                Exhibits.................................................  64

                                     PART I

ITEM 1.       BUSINESS

(a)  Overview

Guinness Telli*Phone Corporation is an author and developer of a proprietary community household online system that enables people without any computer experience to exchange information and conduct business over local telephone lines (the "MiniNet") from a simple-to-use computerized consumer telephone appliance with a display screen and online capabilities for transmitting, receiving, and processing information (the "Telli*Phone").

The Telli*Phone is approximately the size of a standard telephone, plugs into an ordinary telephone outlet, and utilizes an internal proprietary operating system developed by the Company that combines the power of a personal computer with the simplicity of a telephone. The Telli*Phone also operates as a personal address directory/auto-dialer, answering machine, and voice/mail and fax receiving/sending system. It contains a smart card reader for the distribution and accumulation of discount offers and commercial credits like frequent shopper awards.

To establish immediate marketplaces for the MiniNet, the Company offers local online service in the form of a continually updatable telephone and community information directory (the "Telli*Phone Directory"). The Telli*Phone Directory is stored in a computer (the "Server") maintained and operated by the Company and located centrally within the community to be served by the MiniNet. It is connected to the local telephone system through ordinary telephone lines.

People access the MiniNet from the telephone keypad of the Telli*Phone and it provides the community with a do-it-yourself "small town" communication forum for local businesses, groups, associations, and local residents to broadcast items, newsletters, reports, schedules, reviews, responses, and comments. Through the Telli*Phone Directory users can distribute movie reviews and purchase theater tickets, broadcast school reports and transmit parental responses and comments, reserve, order, and purchase food and merchandise, and distribute, accumulate, and maintain special discount offers and preferred commercial arrangements.

Subscriptions to the Telli*Phone Directory are planned to be offered initially for $6.00 per month through local school districts in return for a percentage of Telli*Phone revenues to help fund education. Subscribers will receive a free Telli*Phone to plug into their existing telephone outlet for free access to the Telli*Phone Directory and the MiniNet.

Revenues for the Company are expected to be generated from subscriptions to the online Telli*Phone Directory, storage of commercial advertising and community information in the Telli*Phone Directory, and licensing fees from companies and organizations with online servers that wish to communicate or transact business with Telli*Phone Subscribers or use the Telli*Phone Smart Card system. The Company also plans to promote the sale of complete Telli*Phone systems to businesses, associations, and government agencies to establish internal telecommunications information network.

Guinness Telli*Phone Corporation, a Nevada corporation, (hereinafter referred to either as "Registrant" or "the Company") was originally incorporated on July 8, 1993 as U.S. Telli*Phone Corporation. Effective August 4, 1993, U.S. Telli*Phone acquired all of the outstanding shares of Innstar Corporation, an inactive company having no assets, in exchange for 1,551,480 shares of the Company's stock. Innstar Corporation was then merged into the Company. U.S. Telli*Phone did not receive any consideration beyond the exchange of shares. The merger was accounted for as a recapitalization and Innstar had no assets, liabilities or operations to include in the accompanying financial statements. The purpose of the merger was to acquire a company whose shares were registered with the Securities and Exchange Commission and to change its domicile to Nevada which is where U.S.
Telli*Phone was incorporated.

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

Registrant, through this acquisition, acquired the rights to a telephone and community news and information computer software directory (the "Telli*Phone Directory") and the Telli*Phone, a combined telephone and computer communications product with a small screen, that has the ability of accessing the Telli*Phone Directory through ordinary telephone lines. The Telli*Phone has the potential of replacing the standard telephone now used in virtually every household and office in the United States. Through the Telli*Phone's combined digital answering machine and interactive networking access system, users will have the ability to send, receive, and store vast amounts of electronic information and transactions locally and worldwide.

Effective February 18, 1990 (as amended by the March 15, 1994 agreement), CoNetCo, currently the Company's wholly-owned subsidiary, acquired from CoNetCo's major stockholder the assets of the businesses known as Guinness Productions, Inc. and Guinness Computer Television Corp. (the Guinness Companies) in exchange for 8,000,000 shares of CoNetCo stock and royalty rights. The assets acquired from the Guinness Companies consisted primarily of product development efforts performed by the Guinness Companies to further develop the Telli*Phone. For accounting purposes, all costs incurred by the Guinness Companies to develop the Telli*Phone have been expensed in accordance with Financial Accounting Standards Board Statements No. 2, Accounting for Research and Development Costs. The assets acquired from the Guinness Companies have been valued at their historical cost basis and not current fair market value, if any, because all entities are under common control. The liabilities incurred and assumed by the Guinness Companies during its development of the Telli*Phone have been assumed by the shareholder of the Guinness Companies. The liabilities assumed by the Guinness Companies= shareholder total approximately $7.2 million, which include approximately $2.3 million of investor notes payable and related delinquent compounded interest of $3.6 million. Such liabilities were incurred by the Guinness Companies primarily during the years 1982 to 1989. Such liabilities assumed have been treated as a capital contribution and increased paid-in capital. CoNetCo and the Guinness Companies are predecessors of the Company and their activities are included in the cumulative financial data. Included in the deficit accumulated during development stage is approximately $7.2 million relating to the Guinness Companies.

(b)  Registrant's Plan of Operation

The Company's general plan of operation beginning the calendar year 1997 is to assemble Telli*Phones, based on the design of its working model and constructed from hardware components the Company has determined are available in the marketplace, and establish a Beta Test of the Telli*Phone Directory in cooperation with a local school district to establish credibility for its business assumptions and create specific value for its operating systems and programming assets. Through the Beta Test the Company hopes to be able to attract sufficient financing to assemble additional Telli*Phones and extend its Initial Market Test to cover an entire community by the end of 1997.

The Telli*Phone and the MiniNet are currently at the ALPHA stage of development. The first MiniNet server is stationed in the Company's administrative offices in Mill Valley California. The computer operating as the server contains the Company's proprietary Telli*Phone operating system and over 10,000 programs that operate the indexing system for the Telli*Phone directories. The system needs minor cosmetics to its indexing pages and the insertion of an up-to-date listing of the businesses in the Marin County area for the telephone directory. The server is connected to the local telephone system and is fully operational.

Six working models of the Telli*Phone have been produced for ALPHA testing purposes and to establish the mechanical specifications for production of the consumer designed Telli*Phone case. The Telli*Phone proprietary operating system is functional including applications software for the telephone and speaker phone, answering machine, address book, auto-dialer, screen graphics and text, access to the MiniNet, and engineering functions for the Telli*Phone's hardware. The smart card reader is installed but no commercial software application's programs have been developed at this time.

The Company plans to bring the Telli*Phone and the MiniNet into the BETA stage and implement a marketing test of the system in Marin County California to prepare the products for large-scale production. The bulk of the effort required to bring the Telli*Phone and the MiniNet to the production state will take place in parallel with the BETA efforts, with fine tuning done on the production versions from results obtained from the BETA test.

The Company is now in a position to manufacture its own Telli*Phone computer servers based on the proprietary operating system it developed for the Telli*Phone. At the initial stage of the market test it will use the present computer for its server. However, during the market test it plans to install a Telli*Phone computer server, designed and manufactured by the Company. The engineers will transfer the present indexing and Telli*Phone navigational systems over to the new Telli*Phone computer server for the final stage of the BETA test of the entire Telli*Phone MiniNet system.

The Company's engineers will upgrade the Telli*Phone operating system to interface with the new Telli*Phone design, implement security features for the MiniNet to protect users, and implement the World Wide Web and e-mail Telli*Phone format conversion functions. The Company also plans to implement remote authoring software to enable businesses and consumers to conveniently input advertising and other information into the Telli*Phone Directories from the field.

During the final stages of the Beta test the Company will implement the Telli*Phone tracking devices that will check subscriber telephone ID codes for security and track subscriber movement on the system to generate reports. Upon completion of the market test the Company will have created complete engineering specifications for the MiniNet system architecture.

In addition to entering address information on the businesses in Marin County under their appropriate categories, the Company editors will modify the Telli*Phone indexing system to correct any difficulties subscribers may have responding to the Telli*Phone software while using the MiniNet during the Beta test.

During the BETA test the Company's engineers will redesign the analog telephone board in the Telli*Phone to move from operating with a PCIMCA S-Mos card to a CAD PC board design using a new chip that will soon be available. As a result, Telli*Phone production models will use the very latest technology. With continual software upgrading through automatic downloads from MiniNet servers when subscribers are on-line, the Company believes that Telli*Phones and the MiniNet system should remain continually up-to-date.

The Company's engineers will also design custom keypad digital keys for the Telli*Phone, modify all the analog keys and functions, and optimize the interior of the Telli*Phone for BETA manufacture and government compliance. Additional software systems will be developed for the Telli*Phone including functions such as fax, e-mail, voice messaging, VGA Telli*Phone graphics, notepad writer, metering, user interfacing systems, smart card functions, and complete engineering specifications.

Approximately two years ago the Company approached, on an informal basis, a number of major retail establishments and a limited number of consumer product manufacturers to discuss their interest in working with the Company during its Beta Test for the purpose of experimenting with Telli*Phones as a marketing tool. All parties verbally expressed enthusiasm about the proposal and indicated a willingness to work with the Company. They also verbally expressed their willingness to make a financial contribution to the project in return for their exclusive participation and to give them an edge on their competition.

When the Beta Test of the Telli*Phone Directory is underway the Company plans to return to these potential partners to renew the discussions to arrange financing through the licensing of its technology for their use. The Company has no assurance that it will he able to renew past discussions or that, if discussions are opened once again, it will be successful in reaching any agreements with the parties.

During the Beta Test, the Company anticipates that Subscribers to the system will demonstrate a willingness to keep the product in their homes and that additional corporations will become interested in considering the use of the Telli*Phone as a marketing tool. Registrant anticipates being able to solicit additional organizations to generate additional agreements to expand the number of participants committed to the project. With additional financial support Registrant anticipates being able to raise the capital necessary to begin full scale operations within the Initial Market Test area by the end of 1997.

Early in 1997 the Company anticipates being able to reach an agreement with the school district within the Initial Market Test area to sell subscriptions to the Telli*Phone Directory throughout the community commencing in September 1997. Within the last five years the Company has approached two major school districts and discussed its plan to involve school districts in the sale of Telli*Phone Subscriptions within their community in return for a share of the revenues generated from the use of Telli*Phones by subscribers within their community. Both districts responded favorably to the plan and verbally indicated that there was no obstacle standing in the way of their working with the Registrant on the project.

The school districts in the Beta Test area operate in a similar manner to districts previously approached. They sell magazine subscriptions each year and participate in various other projects to raise funds for schools in their districts. However, the Company has not approached any of the school districts in the Beta Test area and there is no assurance that they would respond in the same manner as the other school districts approached, or that they would be willing to work with the Company on such a plan.

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

They will be informed that a listing of the name of their establishment, the address, and telephone number already appears in the Telli*Phone Directory along with those of their competitors. The package will include a return postage paid Telli*Phone Screen Card for them to create a screen of material that they would like to be available to consumers under their listing in the Telli*Phone Directory. They will be offered one free listing of one advertising screen of information Aon approval@ for a period of 60 days to give them a chance to evaluate the system.

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

                                    Beta Test

The Company will introduce its products to the marketplace through a Beta Test in a single local community. The Beta Test is important in that it will allow the Company to debug its systems, modify any design flaws to insure that the products will meet the needs of the marketplace, and establish verification of the Company's Business Plan before it makes any significant investment in the manufacture of Telli*Phones. The goals to be verified are the following:

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

A Telli*Phone marketing representative will conduct teacher workshops at every school within the school district to familiarize teachers with the Telli*Phone, the Telli*Phone Directory, and the process by which funds will be generated for the school district. A Telli*Phone will be left in the school office or teachers lounge for teachers to operate and discover ways they can use the school news and information section of the Telli*Phone Directory. By allowing the teachers this hands-on experience, they will become familiar with the Electronic Teacher section of the Telli*Phone Directory. Some teachers may be interested in writing material that will be published by the Company and distributed through the Telli*Phone.

-------------------------------------------------------------------------------

DEL MAR SCHOOL                                       435-1468
105 Avenieda Miraflores                     Tiburon, CA  94920

1.   SCHOOL BULLETIN

2.   GRADE and CLASS NEWS

3.   EVENTS and MEETINGS

4.   P.T.A. DIRECTORY and NEWS

5.   GENERAL INFORMATION and RULES

6.   YOUR CHILD (Confidential)

7.   LEAVE A MESSAGE FOR A TEACHER

TYPE A NUMBER - then PRESS the SEND key.

-------------------------------------------------------------------------------

Necessity to Raise Additional Capital

It is the opinion of the Company, that in the next six months, it will be necessary to raise additional funds to meet the expenditures required for operating the business of the Company. The Company has been in the development stage since inception and has no history of revenues. Realization of the Company's objectives is dependent upon the Company's ability to pay its obligations, raise additional capital and introduce its product to the marketplace to establish the success of future operations. The success of the product in the marketplace, and the ability of the Company to continue as a going concern cannot be determined at this time. The report of the independent Certified Public Accountant expresses substantial doubt about the Company's ability to continue as a going concern.

The Company will require funds for:

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

The Company plans to use a variety of means to raise the required capital, including the sale of Common or Preferred stock or debt instruments.

Most of the initial funds will be used to establish a fully operational Telli*Phone Directory central computer system with a number of commercial listings. In addition, the Company plans to have distributed, through a local school district, at least two hundred Telli*Phones to households within the area served by the central computer Telli*Phone Directory. Once the system is in place the Company believes a significant value will have been established for its technology. The Company anticipates being able to attract financial support from at least one major corporation that will have an interest in reaching Telli*Phone Subscribers. This financial support will help to increase the number of Subscribers to the Company's Telli*Phone Directory and increase revenues to support ongoing operations.

Research and Development to be Performed

The Company has no plans for the establishment of any significant new research projects during the year 1997. Additional programming development of a cosmetic nature is required to prepare the Telli*Phone Directory for use by the general public.

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

Anticipated Material Acquisition of Plant and Equipment

The Company does not plan to set up any manufacturing facilities of its own; therefore it will not be making any material acquisition of plant and equipment within the next fiscal year of operations.

Approximately 30% of the capital required to establish a Telli*Phone Directory within a limited geographical area for the Beta Test will be used to set up and purchase Telli*Phones and the central computer system to store the Telli*Phone Directory. The Company believes that there will be no market for this equipment other than for use by the Company to operate the Telli*Phone Directory.

Following the Beta Test, the Company believes that over 60% of the capital required to maintain a Telli*Phone Directory within a specific geographical area and increase the number of Subscribers and advertisers to the Telli*Phone Directory in that area will be used for the purchase of Telli*Phones and other computer equipment.

Anticipated Material Changes in Number of Employees

The Company presently employs a CEO, COO, Secretary, and Systems Engineer and Programmer. Within the first six months of 1997 Registrant plans to employ at least two more programmers, an editor, and two marketing directors in preparation of the Beta Test.

Material Areas Peculiar to Registrant's Business

The Company is not aware of any areas of its business not similar to the publishing and distributing of interactive information through the telephone network.

(c)  Financial Information About Industry Segments


               FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
                       AND CLASSES OF PRODUCTS OR SERVICES

------------------------------------------------------------------------------
YEAR                             1994               1995                  1996
-------------------------------------------------------------------------------
Net loss                      $(353,954)          $(199,556)         $(491,369)
Identifiable assets              19,828             229,416             39,528


There were no sales during the three years ended December 31, 1996, as the Company is still in the development stage.

NOTE: CoNetCo, Guinness Productions, Inc., and Guinness Computer Television Corporation are predecessors of the Registrant and the activities of the predecessors are included in the cumulative financial data of the Registrant (See notes to Financial Statements).

(d)  Narrative Description of Business

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

BUYLINE (free to Subscribers) - A listing of buy and sell items offered by Telli*Phone Subscribers. Information may be created in the Buyline, changed, or updated by Telli*Phone Subscribers at any time.

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

People are charged a per page, monthly fee to store their pages of information in the Telli*Phone Directory. The Telli*Phone Directory is maintained by the Company in a central computer, connected to the local telephone system, and located in the community served by the Directory listings. The central computer is designed to support up to 64 telephone line connections and each telephone line supports one Telli*Phone. Based on this design, each Telli*Phone Server is capable of communicating with 64 Telli*Phones at the same time. It is expected that each Server will service as many as 1,280 Telli*Phone Subscribers due to the fact that not all Subscribers will be communicating with the Server at the same time.

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

e)   a 6.5", 80 character 25 line LCD screen with 640 x 480 graphics grid;

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

CALL FREEZING - Passcodes may be recorded to restrict the use of the Telli*Phone for normal calling, long distance calling, dialing specific area codes like A800" or A900" numbers, or individual numbers.

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

 .F1D F = The information appears under the "Food and Dining" Section of the
     Telli*Phone Directory.
     1 = The information was written by a restaurant entered under a "general" category.
     D = The content is a page of information about the restaurant
     ("M" would mean the page of information  is a program  to analyze  the
     Subscriber's response  to  the  display  page  of   information   and
     determine the next page of information to be displayed).

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

The telephone number 332-9244 identifies CHRISTOPHE'S RESTAURANT, 1919 Bridgeway Avenue, Sausalito, California.

The System Operator of the Telli*Phone Central Computer can easily access a particular page of information or the program that controls the direction determined at a specific page. To view a copy of the above page from a Telli*Phone terminal the System Operator would first identify himself or herself by typing the appropriate passcodes into the terminal. Once identified, the central computer will give the System Operator a dot prompt (".") to signify that he or she is in a command mode and the system is waiting for further instructions. The System Operator will then enter the following information to access the specific page of information.

 .LOG FlD: = Go to disk 9 and access file 5, section 1.

 .VIEW E29R4B = On the screen display page 2 of the information for
               Christophe's Restaurant in Sausalito.

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

Attached to each page of information is a small computer program written by a Telli*Phone Editor that transforms Subscribers' choices into instruction codes. These codes direct the computer to specific disk locations, files, and sections where pages of information appropriate to each Subscriber's response can be found. Each page of information may solicit more answers for clarification, display additional material to help Subscribers focus on the issues most important to them, or present the information that will meet their needs.

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

-------------------------------------------------------------------------------
 .G11
1,                M,       G111
2,                B,       F1:BEGIN
MARIN,   B,       G11263
3,                R,       GE:MAPS
0,                M,       G1
00,               B,       GI:BEGIN
$                 M,       HELP

-------------------------------------------------------------------------------

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

Explanation of Program:

 .G11 Clear the screen,  display the page titled "G11" on disk 9, file 5, section
     1, and wait for Subscriber's response to the information on the screen.

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

MARIN, If the Subscriber types in the word "MARIN", clear the memory stack of the previous pages displayed and run the program "G11263", in this section, to help the Subscriber target an area of Marin County before continuing to look for the information he or she wants.

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


$ ( ), If the Subscriber enters anything that is not designated above, then, without clearing the memory stack, load in the program "HELP" that gives further instructions to the Subscriber on using the Telli*Phone and responding to the information in this file

AMENU Display Software

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

Status of Product

A Telli*Phone Directory presently resides in a central computer located at the Company's business office. Only a few business names and addresses, with accompanying advertising, have been entered into a small number of classifications within the Telli*Phone Directory. This information was entered for demonstration and testing purposes only. The Company does not feel it is financially practical to enter current listings until just before the product becomes available to Subscribers. At this time, the Telli*Phone Directory is accessed through the telephone system from an existing working bench model of the Telli*Phone plugged into a telephone outlet.

During the first six months of 1997 the Company intends to purchase computer hardware components for the assembly of Telli*Phones, assemble Telli*Phones and prepare the Telli*Phone Directory and the central network data base for a Beta Test. Also, during this same six month period the Company will be working with a plastics manufacturer to design and produce a limited quantity of plastic cases to house the Telli*Phone hardware.

During the second and third quarters of 1997 the Company plans to program the content for the Telli*Phone Directory to provide sufficient advertising information and commercial listings to make it a profitable product. It is anticipated, because of the extensive work that has been completed in preparing the indexes for the Telli*Phone Directory, that this work can be accomplished by an editorial staff at the same time Telli*Phones are being assembled for the Beta Test. These lists are available through state agencies and private vendors and contain businesses broken down into many categories that coincide with the Company's data base. During this period a mailing will be sent to all businesses within the area telling them that they are listed in the Telli*Phone Directory and encouraging them to create promotional screens to be tied to their listing. Through a telemarketing program Telli*Phone Free Lance Editors will assist them in creating their first Telli*Phone Directory Screens.

Following the Beta Test the Company plans to contract a manufacturer to manufacture large runs of Telli*Phones to bring down the cost of the product to the Company and increase its profit potential. To facilitate this the Company's engineer, Mr. Richard Morse, will redesign the main mother board of the Telli*Phone to eliminate many hardware components that are not necessary to the operation of the Telli*Phone as a product to distribute the Company's software products. Management anticipates that approximately six months of hardware and software engineering will be required to design a final high run production model of the Telli*Phone. This will allow a manufacturer of telecommunications and computer equipment to produce large runs of Telli*Phones at a cost considerably below the cost of the Telli*Phones that were assembled for the Beta Test.

As the Beta Test is underway the Company will begin preparing the final production model of the Telli*Phone by designing a proprietary PC board to eliminate computer components usually found on PC boards but not necessary for the operation of the Telli*Phone. Also, the Telli*Phone is an instrument designed to handle a limited number of specific tasks. Many hardware components can be eliminated from the typical PC board because the Telli*Phone programming system is able to do many of its tasks in software. PC boards are usually designed with hardware components that permit users to manage a variety of different tasks. The Company anticipates that the unit price of a large run of Telli*Phone PC boards will be reduced considerably from the present cost of a standard PC board for a personal computer.

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

For the Beta Test the Company estimates that it will pay approximately $600 for the hardware components of each Telli*Phone assembled. The Company has received estimates from consultants experienced in the manufacturer of hardware components of a price of less than $200 per Telli*Phone. It is difficult to predict an accurate price until the Company learns from its Beta Test the level of consumer response to the Company's software products to determine the size of runs that are most feasible. If the Company's product is very successful then there will be available to the Company many methods of financing the manufacture of Telli*Phones that will allow the Company to order larger runs and further reduce the cost to manufacture Telli*Phones.

The cost of engineering is relative to the cost of manufacturing the product. The more engineering done prior to manufacturing the product, the lower the cost to manufacture the product. The Company will not be able to determine the amount of engineering it is prepared to do until it sees the results of the Beta Test.

The Company plans that the majority of the cost to make these changes will be absorbed by the manufacturer of Telli*Phones as a condition of the strategic alliance. To negotiate a strategic alliance that will be to the benefit of the Company will require that the Beta Test reveal significant statistics as insuring the potential success of the Company's software products in the marketplace.

The Company plans to announce its product publicly, and make available public information about its product during the second quarter of 1997.

An important ingredient of the Company's marketing plan is making Telli*Phones available to Subscribers at no additional charge for as long as they maintain a subscription to the Telli*Phone Directory. The Company feels it will not be successful unless it is able to attract a manufacturer of Telli*Phones that is willing to make a large financial commitment to the project. The Company had successful discussions in 1988 with Northern Telecom, a leading manufacturer of equipment, to supply it with Telli*Phones through an agreement supported with financial commitments. Northern Telecom was not able to develop an instrument sufficiently inexpensive to attract the general public. In the past few years the cost of computer and telecommunications equipment has fallen dramatically. The Company has completed a working model and design of a Telli*Phone that can be produced for a price that the Company feels will attract the general public. However, it has not yet received a financial commitment from a manufacturer of equipment to enable the Company to proceed to manufacture its product.

By the end of the third quarter of 1997, the Company plans to be working with a local school district to test the use of the product in their area.

By the end of summer of 1997, the Company plans to have entered into the appropriate sections of the Telli*Phone Directory the names, addresses, and telephone numbers of all businesses, groups, and associations within the county and to have distributed 100 Telli*Phones to 100 households in the test area.

During the summer of 1997 the Company plans to complete the manufacture of at least one Telli*Phone server and have it operational within the test area.

By September of 1997 the Company plans to have finalized a contract with the Beta Test school district to begin selling Telli*Phone Directories and distributing Telli*Phones beginning in the new school year of 1997 (October
1997).

In the fall of 1997 the Company plans to have manufactured a minimum of 5,000 production Telli*Phones and have a major marketing effort underway to sell advertising pages in the Directory.

By the end of 1997 the Company expects to have distributed its first production run of Telli*Phones to over 5,000 households within Southern Marin County, California.

Sometime during the 1997 the Company expects to have signed a contract with at least one major corporation to use the Telli*Phone Smart Card as a means of encouraging consumers to use the smart card to earn and maintain "frequent shopper bonuses".

By the beginning of 1998 the Company plans to be well into the marketplace with its product and be able to demonstrate the following:

- At least 90% of households that sign up for the Telli*Phone directory keep the system in their homes for a period of at least six months.

- All Telli*Phone Subscribers access the Telli*Phone Directory frequently and on a daily basis.

- Over 90% of Telli*Phone Subscribers consider the Telli*Phone to be the device they use for almost all of their household communications (answering machine, e-mail, and telephone directory).

Sources and Availability of Raw Materials

The Company does not plan to manufacture Telli*Phones itself, nor does it have any significant expertise in this area. However, Telli*Phones will be manufactured from the same materials used to manufacture personal computers and telephones. The Company is not aware of any problem that exists at the present time or that is projected to occur within the near future that will materially affect the source and availability of raw materials for the manufacture and supply of personal computers and telecommunications equipment.

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

"COMMUNICATION DEVICE CONTAINING ANSWERING MACHINE, VOICE/MAIL, FAX, MODEM, AND COMPUTER SCREEN TO PROVIDE INTERACTIVE NETWORK CAPABILITY"

The Company does not presently hold any patents, trademarks, licenses, franchises, or concessions. It does not feel that any patents or trademarks, other than the above, it may hold or may apply for in the future will affect materially its ability to create information or distribute that information to the marketplace. The Company feels that the success of its business is dependent on the kind of information it distributes and not the technology used to distribute it. The Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can he no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants, and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may he unavailable or limited in certain foreign countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or content or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products or content is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or content or that such agreements will he enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement, invalidity, or liability. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results, or financial condition.

Except for acquiring a local business license in areas where it plans to establish a Telli*Phone Directory, the Company is not, at this time, subject of any federal, state, or local licensing requirements or regulations.

Seasonal Business

The Company feels that directories of information are so diverse that the use of them to provide information or to acquire information is not seasonal. The Company will be selling subscriptions to consumers to access information from the Telli*Phone Directory and will sell space to businesses and organizations to advertise their products and services in its Directory. While there may be an increase in advertising revenues leading up to the holiday season in December, the Company does not expect any increase to materially effect its flow of income or play any role in any change in its profits.

Significant Working Capital Required, Critical Mass of Users

The Company business requires it to purchase a significant amount of equipment and then to attempt to generate income from its use on a month to month basis. Paid subscriptions to the Telli*Phone Directory by consumers may not generate enough revenue to support the capital required to distribute Telli*Phones on an on-going basis. The Company will need significant revenues from paid advertising in the Telli*Phone Directory to support its capital expenditures. To generate significant income from businesses and organizations wishing to advertise in the Telli*Phone Directory, it must distribute enough Telli*Phones to create a critical mass of users within the area the Telli*Phone Directory is intended to serve. No one can guess how many users will be required to obtain that critical mass, or the amount of equipment, including Telli*Phones, that will have to be purchased and distributed to create this critical mass of users.

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

Dependence on a Single Customer

The Company feels that the success of its business is dependent on the success of its Beta Test. The business of the Company will not be successful until enough advertising revenues are generated to cover its monthly expenses. If the Company is not able to reach a critical mass of users, significant enough to attract enough businesses to create a significant number of paid advertising screens in the Telli*Phone Directory during the Beta Test, the Company will sustain substantial losses and may not be able to attract any additional capital to expand its subscriber base and reach the necessary critical mass of subscribers.

Backlog Orders

The Company has not yet gone to the marketplace with its product and therefore has no backlog orders of any kind.

Government Regulation

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access or conduct commerce on the Internet or for access through an online service or to establish an online service. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet and online services in general, covering issues such as user privacy, pricing, and characteristics and quality of products, services, and content. For example, the Exon Bill would prohibit distribution of obscene, lascivious, or indecent communications on the Internet. The adoption of any such laws or regulations may cause the Company to limit the scope of the Company's products and services in the marketplace and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results, or financial condition. Moreover, the applicability to the Internet, other online services, a MiniNet service, the Telli*Phone Directory, and the Telli*Phone of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain.

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

Some organizations have attempted to offer consumer oriented interactive directory services to the householder through personal computers. It has been reported that IBM invested over $1 billion into the Prodigy service which has yet to show a significant profit. CompuServe is well established but has announced the closure of WOW, a family-oriented online service and has lost users to America Online which is currently the most popular and profitable of the consumer oriented computer networks in spite of current access problems. Attempts have been made by financial organizations to offer home banking services through a telephone which includes a computer processor, a modem, and a digital video screen.

Many businesses, schools, local government agencies and associations are using the Internet and setting up their own home pages on the World Wide Web, encouraging the computer-literate to contact them for information and transactions. To date, these attempts have met varying degrees of success, and some of them are as yet unproven. As announced in the February 21,1997 issue of Information & Interactive Services Report, Digital City Inc., a spin off from America Online, and associated with the Tribune Co., currently offers service to the PC marketplace in 13 cities. As a network of online community information, it has launched a national affiliate program targeted at newspapers and other media wanting to increase their online presence.

Also competing online for the potentiality huge market of "local" advertising dollars will be CitySearch, funded by AT&T and Compaq Computer Corp., among others and Microsoft Corporation's Sidewalk, its own local service, expected to debut early in 1997. Cox Interactive Media plans a local service as does US West Interactive Services. AT&T is developing a local Web information service called Hometown Network, now being test marketed in Sacramento, Zip2, another newspaper affiliate network (Knight-Ridder and Landmark Communications), plans to offer automotive and real estate listings, arts and entertainment guides, and Yellow Pages and community mapping services, with editorial content generated by local affiliates.

All of these services could be accessible to Telli*Phone MiniNet Subscribers once they are available to the marketplace and if the pricing makes access practicable. All basically promise the same thing; movie reviews, restaurant listings and reservation capabilities plus community and school information, area maps and travel information.

A new generation of telephones with screens for accessing the Internet are currently being tested. These phones, which are less expensive and easier to use than computers are expected to bring millions of new users to the Web's home pages. Among them, Philips Home Services is conducting a test in Garden City, New York using Philips screen phones and Oracle Corporation's interoffice software enabling 6,500 businesses and consumers to access the Web and send and receive e-mail. The Philips screen phone utilizes special software to translate Web graphics to telephone compatible text based menus and contains Web content developed by Garden City's newspaper, including movie listings and local notices. US West is conducting a trial of its TransPhone screen phone in 30 homes in Spokane, Washington claiming it is really a test of the concept rather than the device. Motorola is developing a screen phone as is Northern Telecom whose phone is to be released in early 1997 using Sun Microsystems, Inc.'s Java language to translate data from Web pages into a format readable on the phone's small screen. Navitel Communication's TouchPhone which will ship in spring 1997, uses Microsoft's Windows CE operating system and web browser, will allow users to surf the Net, exchange e-mail and voice mail, and receive personalized information downloaded from the Web.

Various sources, including Probe, a US research company, project a 9.5 m penetration level of smart phones in the US by the year 2000, which may be a conservative estimate. These phones and related products such as Internet phones should appeal to the 65 percent of homes which do not have a personal computer. The US Electronic Industries Association currently reports that 95 percent of households have a telephone, with 2.4 as the average number of phones per household.

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

1994  $194,000
1995  nil
1996  nil

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

Environmental Impacts

The Company does plan to manufacture the hardware necessary to distribute its products and will use existing telecommunications services to communicate with its Subscribers. The Company does not feel that it is affected by any rules which have been enacted or adopted regulating the discharge of material into the environment. On the contrary, the Company feels that its system may reduce the number of trees cut down every year to supply the paper industry.

Employees and Management of Growth

The Company has five full-time employees, including three in administration and finance and two in research and product development. The Company plans to hire an additional 15 employees, including two in technical maintenance, three in marketing, and ten in directory advertising sales and listings.

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

(e) Financial Information About Foreign and Domestic Operations and Export Sales

The Company has had no history of operating revenues, domestic or foreign. In addition, the Company will not be conducting any business that would generate foreign sales in the foreseeable future.

Revenues from Prior Operations

The Company, including any of its predecessors, has not, during each of the three fiscal years immediately prior to the filing of this registration statement, received any revenues from operations.

(f) Factors Affecting Company's Business Operating Results & Financial Condition

Development Stage Company; Limited Operating History

The Company has been in the development stage since its inception and has not commenced a public operation of the MiniNet, has not begun generating any advertising revenues for the Telli*Phone Directory, nor has it commenced shipment of any Telli*Phones. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, continue to respond to competitive developments, attract, retain, and motivate qualified personnel, implement and successfully execute its advertising sales strategy, develop and market additional media properties, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The report of the independent Certified Public Accountant expresses substantial doubt about the Company's ability to continue as a going concern.

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

No Revenues From Product Sales; Significant and Continuing Operating Losses; Accumulated Deficit

Since the incorporation of Guinness Productions, Inc., the first predecessor of the Company, in November 1980, the Company has not shipped any products nor generated any revenues from sales of its products. Accordingly, the Company has no operating history upon which an evaluation of its prospects can be made. There is no assurance that the Company's operations will be successful or that it will meet its stated objectives. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment  of  a  new  business  in  the  consumer  computer  telephony  and information network development industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the shift from development to commercialization of new products based on innovative technology. There can be no assurance that the Company will be successful in addressing such risks. As of December 31, 1996, the Company and its predecessor had an accumulated deficit of $10,224,698 with current liabilities of $1,637,033. The Company currently expects to significantly increase its operating expenses to develop and expand its sales and marketing operations, to fund greater levels of product development, and to develop and commercialize additional media properties. As a result of the foregoing factors, the Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. There can be no assurance that the Company will achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

There is no assurance that communication or commerce over the MiniNet will develop or that content will be provided in the Telli*Phone Directory. The
MiniNet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of performance improvements including high speed modems. In addition, to the extent that the MiniNet may experience significant growth in the number of users and level of use, there can be no assurance that the MiniNet infrastructure will continue to be able to support the demand placed upon it by such potential growth. In addition, the MiniNet could lose its viability due to delays in the development of adoption of new standards and protocols required to handle increased levels of MiniNet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the MiniNet also could result in slower response times and adversely affect usage of the MiniNet and the Telli*Phone Directory. If use of the Telli*Phone Directory does not continue to grow, or if the MiniNet infrastructure does not effectively support growth that may occur, the Company's business, results of operations, and financial condition would be materially and adversely affected.

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

No Assurance of Content Development or Advertising Revenues

A key element of the Company's strategy involves the implementation of a Telli*Phone MiniNet operation and the distribution of the Telli*Phone Directory within limited geographical areas, to generate the maximum number of Telli*Phone Subscribers (critical mass of users) that will generate the maximum amount of advertising revenues from the maximum number of advertisers, at minimum cost. Each area targeted for the establishment of a MiniNet will be approximately the same geographic area covered by the local telephone directory for that area. In these efforts, the Company will rely and will continue to rely substantially on content development and localization efforts of third parties. For example, businesses advertising products and services, community groups and associations publishing news and directory information, and individuals selling products and services will create and update their pages of information using the Telli*Phone or the assistance of local freelance editors. There can be no assurance that the Company's marketing and educational efforts will encourage people to use the Telli*Phone Directory or that pages of information will be placed by third parties in the Telli*Phone Directory or that pages of information placed in the Directory will encourage people to become Subscribers of the Telli*Phone and use the Telli*Phone Directory or that the Telli*Phone Directory will result in significant revenue to the Company. Any failure of these parties to develop and maintain high quality and successful Telli*Phone Directory pages also could result in dilution to the names Telli*Phone and MiniNet, which could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

Management of Growth

The rapid execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company's potential rapid growth, which is essential to the
Company's success, has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational, and financial resources. As of December 31, 1996, the Company had five full-time employees, three in administration and finance and two in research and product development. To manage its growth, the Company must implement and improve its operational and financial systems and expand, train, and manage its employee base. For example, the company is currently in the process planning the building of its internal maintenance and support organization, and sales and marketing team. There can be no assurance that the Company will be able to build or successfully implement this organization or team on a timely basis. Further, the Company will be required to manage multiple relationships with various customers and third parties to generate revenues from licensing its technology to other Information Providers to communicate and transact business with Telli*Phone Subscribers. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the
Company's systems, procedures, or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively, the Company's business, operating results, and financial condition will be materially adversely affected.

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

Security Risks and System Disruptions; Lack of Product Liability Insurance

The Company has developed software for a security protocol which operates in conjunction with encryption and authentication technology. Despite the existence of this technology, the Company's products may be vulnerable to break-ins and similar disruptive problems caused by MiniNet users and Subscribers. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of the Company's MiniNet Servers and the computer systems of other Telli*Phone Information Providers, which may result in significant liability to the Company and may also deter potential customers. Persistent security problems continue to plague public and private data networks. Recent break-ins reported in the media occurred at General Electric Co. ("GE"), Spring Corporation ("Sprint") and IBM, as well as the computer systems of NETCOM ON-Line Communication services, Inc. ("NETCOM"), Netscape Communications Corporation ("NETSCAPE") and the San Diego Supercomputer Center. Such incidents involved hackers bypassing firewalls and misappropriating confidential information. Alleviating problems caused by third parties may require significant expenditures of capital and resources by the Company and may cause interruptions, delays, or cessation of service to the Company's customers; such expenditures or interruptions could have a material adverse effect on the Company's business, operating results, and financial condition. Moreover, the security and privacy concerns of potential customers as well as concerns related to computer viruses, may inhibit the growth of the MiniNet marketplace generally, the use of Telli*Phone technology to communicate with consumers and transact business, and the Company's customer base and revenues in particular. The Company intends to limit its liability to customers, including liability arising from a failure of the security features contained in the Company's products, through contractual provisions. However, there can be no assurance that such limitations will be enforceable The Company currently does not have product liability insurance to protect against these risks and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all.

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

Concentration of Stock Ownership

The present directors, executive officers and their respective affiliates beneficially own approximately 69.60% of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

Notes Payable; Royalty Agreements

There are 17 individuals who advanced cash to the Company in exchange for notes payable and royalty rights (the "Royalty Holders"). Under the agreement, the Company will pay royalties aggregating 2.267% of the manufacturer's actual net price for which each Telli*Phone is sold.

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

The Company will be required to expand when operations commence. There is adequate space in the County of Marin, State of California, the area in which the Company is currently located, to allow for expansion.

The Company does not intend to consider setting up its own facilities to manufacture Telli*Phones until after the initial testing of its products, and the systems which it is developing have been fully tested. Management expects an increase in facilities requirements during 1997.

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

Holders

As of March 24, 1997, there are 533 shareholders, holding a total of 14,103,160 shares of Common Stock of the Company. The Company has no knowledge of any matter since that date that would effect any change to that total.

Lawrence A. Guinness, President and Director of the Company, is the holder of 8,515,166 shares of the Common Stock of the Company which represents 60.44% of the Company's common equity. Other than Mr. Guinness, no other persons have a beneficial ownership of five percent (5%) or more of the Common Stock in the Company.

Dividends

Registrant is a development stage company and, since its inception, has not yet generated any sales. As a result, it is not in a position to declare any dividends, nor does it intend to declare any dividends in the near future.

ITEM 6.   FINANCIAL INFORMATION


                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                             SELECTED FINANCIAL DATA
                       FIVE YEARS ENDED DECEMBER 31, 1996

                              1996      1995      1994      1993      1992
                              ----      ----      ----      ----       ----
Net Sales                     None      None      None      None      None

Income (Loss) from Continuing
Operations(A)            $(491,369)  $(199,556) $(353,954) $(447,142)$(225,952)

Income (Loss) from
Continuing Operations
Per Share                     (.04)     (.02)     (.03)     (.04)     (.02)

TOTAL ASSETS             $  39,528   $ 229,416  $  19,828  $ 68,567  $   7,015

Weighted Average
Number of Common
Shares Outstanding (B) 13,427,480  12,738,397  12,592,480 11,541,740 10,491,000

Long-term
Obligations (C)               None      None      None      None      None

Cash Dividends Declared
Per Share                     None      None      None      None      None


     (A) Cumulative results of operation since inception are losses totaling $(10,224,698).

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was founded in 1993 and has been principally engaged in the research and development activities related to advanced navigational and integrated applications software system that enables people to exchange information and conduct business over local telephone lines from a computerized consumer telephone appliance (Telli*Phone) with a display screen and online capabilities for transmitting, receiving and processing information. Prior to the formation of the Company, research and development of the Telli*Phone was undertaken through predecessor companies, Guinness Productions and Guinness Computer Television which commenced operations in 1981. The cumulative operating results of the Company include those operations of companies deemed to be predecessors to the Company. As of December 31, 1994, the Company determined that research and development of the Telli*Phone has been completed. The Company's major emphasis during fiscal 1995 and 1996 has been the refinement of the Telli*Phone and the generation of working capital.

Guinness Telli*Phone has generated no revenues and incurred cumulative losses of approximately $10.2 million dollars since inception, of which approximately $7 million of such losses relate to those of the predecessor companies. The Company expects to incur operating losses through 1997 as it continues to devote the majority of its available financial resources to the commercialization of the Telli*Phone. Future profitability of the Company is dependent upon successful commercialization of the Telli*Phone. Furthermore, as the Company attempts to achieve commercialization of the Telli*Phone, it could encounter seasonality or other currently unforeseen factors causing additional variability in its future operating results.

The financial statements have been prepared assuming the Company will continue as a going concern. Although the Company is still in the development stage, management is currently negotiating to raise adequate financing to produce and place Telli*Phone units into a test market. The Company is continuing to pursue additional debt and equity financing while continuing to modify and improve the Telli*Phone. The Company's ability to continue as a going concern is dependent on management's success in obtaining financing, repaying past due debt obligations and the acceptance of the Telli*Phone by the test market.

Because of recurring losses, negative working capital and shareholders' deficit there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

The Company is not in a liquid position at this time nor does it possess any assets that could be deemed liquid, other than cash. Liquidity of the Company is expected to be severely impacted until operations commence and revenues are generated.

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


On the assumption the Company is able to raise capital to finance the Beta Test of the product, Management plans to utilize the funds raised, as follows:

Investment Banker Consultant Fees.................................... 25,000
Office Rent and Expense.............................................. 15,000
Administrative Salaries & Office Expense (CEO, CFO,
Engineer, Network Editor, Programmers).............................. 150,000
Telli*Phone Prototype Engineering Expense...........................  25,000
Telli*Phone Production Models (100 - 200)........................... 150,000
Network Hardware Set Up Expense.....................................  25,000
Network Software/Programming Expense................................  90,000
Preparatory Marketing Expense.......................................  35,000
Initial Promotional Layout Expense..................................  10,000
Legal, Audit and Miscellaneous Expense..............................  25,000
------------------------------------------------------------------------------
Total                                                              $ 550,000

The above expenses reflect the 6-month budget for the Company while operating in a development mode. If capital is not raised in a timely manner Management will either delay entry into the marketplace or reduce the number of Telli*Phones required for the Beta Test.

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

The Company anticipates that after the Beta Test they will need to raise additional working capital through the sale of equity securities or the borrowing of capital. The Company's current working capital is not adequate for the Company to commence the Beta Test. There can be no assurance that any necessary working capital will be available on acceptable terms or at all. If adequate funds are not available, the Company may be required to change, delay, reduce or eliminate its product commercialization.

For the Beta Test of its products the Company plans to produce a limited number of Telli*Phones and begin distributing them to homes in the Southern Marin County Area. The Company anticipates being able to produce at least 200 Telli*Phones for this test.

During the Beta Test, the Company's engineers will assign an inexpensive Telli*Phone computer board that eliminates many hardware components necessary for the operation of a personal computer but unnecessary for the successful operation of the Telli*Phone as the everyday consumer product for which it was designed. For the Beta Test the Company estimates that it will pay approximately $600 for the hardware components of each Telli*Phone assembled. The Company has received estimates from consultants experienced in the manufacturer of hardware components of a price of less than $200 per Telli*Phone. It is difficult to predict an accurate price until the Company learns from its Initial Market Test the level of consumer response to the Company's software products to determine the size of runs that are most feasible. If the Company's product is very successful then there will be available to the Company many methods of financing the manufacture of Telli*Phones that will allow the Company to order larger runs and further reduce the cost to manufacture Telli*Phones.

To this end, the Company has begun discussions with a major manufacturer of telecommunications equipment that is capable of producing Telli*Phones and at a favorable price.

When the Beta Test of the Telli*Phone Directory is underway the Company plans to approach potential partners to renew discussions to arrange financing through the licensing of its technology for their use. The Company has no assurance that it will be able to renew the discussions or, that if discussions are opened once again, it will be successful in reaching any agreements with the parties.

During 1996 the Company was advanced various non-interest bearing funds from a minority shareholder to fund operating expenses. As of December 31,1996, total funds advanced were $250,000. Approximately $122,000 of the funds were received directly by the Company's primary shareholder. Although the primary shareholder anticipates repaying such advances in the future, there is currently no agreement requiring repayment. Accordingly, the amount has been treated as officer's salary for the year ended December 31,1996. In January 1997, the minority shareholder advanced additional funds totaling $93,000.0 In February 1997, the Company and the minority shareholder completed negotiations to convert the $343,000 of advances to common stock. The Company issued 675,680 shares of stock under Regulation S of the Securities Act of 1933 as repayment in full for such advances.

On October 19, 1995, the Company sold and issued a total of 700,000 shares of the common stock for a total of $301,000. On December 15, 1995, the Company sold and issued a total of 135,000 shares of the common stock for a total of $101,250. The capital has been used to secure the components that will be used to produce Telli*Phones for the Beta Test and to complete the Telli*Phone software to manage the components in the working model.

The Company has 17 notes, dated July 7, 1989, due to individuals who advanced cash to the Company in exchange for promissory notes and royalty rights. These notes continue to bear interest at 10% per annum and all are in default. It is the intention of the Company to offer stock to those note holders who wish to receive common stock in Guinness Telli*Phone Corporation and a repayment proposal for those investors who wish to receive cash. The Company feels that it will not be in a position to determine the conditions of such a proposal until the Initial Market Test of its product is underway.

The Company, after the Securities and Exchange Commission permits it to trade its securities, plans to search for an investment banker to assist the Company in developing various alternatives, including joint venture arrangements with companies in the telecommunications field and the sale of common shares, to raise the funds it will require to take its product to the marketplace, conduct the Beta Test, and meet its future debt obligations.

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

During the Beta Test, Management will explore the feasibility of selling franchises to qualified organizations for the right to operate a Telli*Phone Directory within a defined geographical area as a method of financing the establishment of new Telli*Phone Directory MiniNet geographical sites.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Company's Consolidated Financial Statements, and the related notes thereto, submitted in a separate section of this report.


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

In connection with the Company's audits for the fiscal years ended December 31, 1995 and 1994, there were (i) no disagreements with Arthur Korn, CPA, on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Arthur Korn, CPA, would have caused Arthur Korn, CPA, to make reference to the subject matter of the disagreement in connection with his report; (ii) no reportable events as described in Item 304(a)(1)(5) of Regulation S-K. During fiscal 1996, after lengthy discussions with the SEC regarding the Company's capitalized research and development costs, the Company corrected the accounting for such costs and restated the financial statements to expense such costs.

The company has finished a copy of the disclosure contained in this section to Arthur Korn, CPA, as to whether he agrees. Arthur Korn, CPA, has responded that he agrees with the statements made herein and, as required by Item 304 of Regulation S-K, to furnish to the Company a letter addressed to the Securities and Exchange Commission to that effect.

During the recent fiscal years 1995 and 1994 and through July 1996, the Company had not consulted with BDO Seidman regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements and either a written report was provided to the Company or oral advice was provided that BDO Seidman concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing of financial reporting issue; or (2) any matter that was either the subject of a "disagreement" or a "reportable event" (as such terms are defined in Item 304(a)(1) of Regulation S-K).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers and directors of the Company, and their ages and positions as of March 24,1997 are as follows:


     Name                               Age       Position
     --------------------------------------------------------------------------
     Lawrence A Guinness                53        President, Chief Executive
                                                  Officer and Director

     Dixie K. Tanner                    54        Vice President,
                                                  Publishing and Director

     Arthur Korn                        59        Chief Financial Officer
                                                  and Director

     Richard A. Morse                   47        Vice President,
                                                  Engineering and Technology

     John Willis                        54        Director


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

Directorships

No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C. 80a-1, et seq., as amended.

Involvement in Certain Legal Proceedings

None of the directors of the Company or persons nominated are involved in any legal proceedings as outlined in Item 401 (f) that are material to the evaluation of their ability or integrity.

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

ITEM 11.  EXECUTIVE COMPENSATION


                                                         Long-term
Name and                 Annual Compensation           Compensation
Principal Position       Year      Salary         Bonus     Awards    Other
------------------       ----      ------         -----     ------    ------
Lawrence Guinness        1996      $185,682         --         --     --
President and CEO        1995      $56,511(1)       --         --     --
                         1994      $52,067(1)       --         --     --


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Controlling Interest

     Lawrence A. Guinness is the only person who has beneficial ownership of over Five percent (5%) of the Common Stock in the Company:

                                                                     Percent
Title of       Name and Address of           Amount and Nature of      of
Class          Beneficial Owner              Beneficial Ownership     Class
------------------------------------------------------------------------------
Common         Lawrence A. Guinness          8,515,166 shares         60.44%
               3 Venus Ct.
               Tiburon. CA 94920


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



                                                                     Percent
Title of       Name and Address of           Amount and Nature of      of
Class          Beneficial Owner              Beneficial Ownership     Class
------------------------------------------------------------------------------
Common         Lawrence A. Guinness(1)       8,515,166 shares         60.44%
               3 Venus Ct.
               Tiburon. CA 94920

Common         Dixie K. Tanner                500,000 shares           3.55%
               Secretary, Director

Common         Arthur Korn(2)                 250,000 shares (2)       1.78%
               CFO, Director

Common         Richard A. Morse               200,000 shares           1.42%
               V.P. Engineering
               and Product Development

Common         John L. Willis                 100,000 shares           0.71%
               Director
-------------------------------------------------------------------------------
Total:                                      9,565,166 shares          67.90%


     (1) Excludes options to purchase 634,834 shares of common stock. No other stock options have been granted nor does a stock option plan exist.

     (2) To be acquired in fiscal year end December 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Due By Lawrence A. Guinness;  Dilution of Guinness'  Ownership In the
Company

All of the investors who loaned funds to Guinness to invest in the Guinness Companies hold notes payable by him that are in default. Even though the Statute of Limitations has run regarding the right of the holders of these securities to rescind, Guinness intends to offer his note holders an opportunity to have all their notes payable, plus interest (totaling approximately $6.5 million) repaid, or, as an alternative, to receive Common Stock in the Company, at their option. Guinness plans to offer his personal stock in Guinness Telli*Phone Corporation to those investors who wish to receive Common Stock in the Company, thus there will be no dilution to the issued and outstanding shares of the Company. However, this will dilute Guinness' present ownership in the Company and have an impact on his control of the Company's operations. The outcome from this event and its effect on the future of the Company cannot be determined at this time. For those investors who wish to receive cash, it is the intention of Guinness to arrange financing through an investment banker. This financing may take the form of debt financing, securities financing, or a public sale of enough of Guinness' Guinness Telli*Phone Corporation shares of Common Stock to satisfy the debt to the note holders remaining.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page No.
                                                                      ---------
Report of Independent Certified Accountants ..........................  F-l

Consolidated Balance Sheet at
December 31, 1996, and 1995 ..........................................  F-2

Consolidated Statement of Operations
for the Years Ended December 31, 1996, 1995, and 1994 ................  F-3

Consolidated Statement of Changes in
Stockholders' Equity for the Years
Ended December 31, 1996, 1995, 1994, 1993 and 1992 ...................  F-4

Consolidated Statement of Cash Flows
for the Years Ended December 31, 1996, 1995 and 1994 .................  F-5

Summary of Accounting Policies .......................................  F-8

Notes to Consolidated Financial Statements ...........................  F-11

Exhibits

                                INDEX OF EXHIBITS

Attached hereto and made a part hereof are the following exhibits:

     EXHIBIT 1 - OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT - dated January 6,1997 between the Company and Mexscape Investments SA DE CV.

     EXHIBIT 2 - OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT - dated March 12, 1997 between the Company and Mexscape Investments SA DE CV.

Pursuant to the requirements of section 12 of the securities act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GUINNESS TELLI*PHONE CORPORATION
                                                   (Registrant)

Date: March 31,1997                          /S/ Lawrence A. Guinness
                                             ---------------------------------
                                             By:  Lawrence A. Guinness
                                             Its: President


Date: March 31, 1997                         /S/ Arthur Korn
                                             ---------------------------------
                                             By: Arthur Korn
                                             Its Chief Financial Officer


Date: March 31, 1997                         /S/ Dixie K. Tanner
                                             ---------------------------------
                                             By: Dixie K. Tanner
                                             Its: Secretary

REPORT OF INDEPENDENT CERTIFIED ACCOUNTANTS

Board of Directors
Guinness Telli*Phone Corporation
Mill Valley, California

We have audited the accompanying consolidated balance sheets of Guinness Telli*Phone Corporation and Subsidiary (a development stage company) as of
December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 and the period from November 12, 1980 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guinness Telli*Phone Corporation and Subsidiary at December 31, 1996 and 1995, and results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 and the period from November 12, 1980
(inception) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, the Company has been in the development stage since its inception and has sustained recurring losses, has negative working capital and a shareholders' deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Continuation as a going concern is dependent upon the Company's ability to meet its past due debt obligations and future financing requirements, and the success of future operations, the outcome of which cannot be determined at this time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP

San Francisco, California
March 10, 1997

                      Guinness Telli*Phone Corporation and
                    Subsidiary (A Development Stage Company)
                           Consolidated Balance Sheet


December 31,                                       1996          1995
------------------------------------------------------------------------------
Assets
Current
  Cash                                            $ 9,805       $ 97,997
  Stock subscription receivable (Note 6)                -        101,250
  Due from stockholder (Note 2)                         -         27,195
------------------------------------------------------------------------------
Total current assets                                9,805        226,442

Equipment, net of accumulated depreciation of
  $30,395 and $22,663                              29,723          2,974


Total Assets                                      $ 39,528      $229,416
=============================================================================
Liabilities and Stockholders' Equity
Current
  Notes payable (Note 3)                          $435,000       $435,000
  Accounts payable                                 630,733        659,372
  Accrued interest payable (Note 3)                446,300        366,180
  Deferred royalty income (Note 3)                 125,000        125,000
-----------------------------------------------------------------------------
Total current liabilities                        1,637,033      1,585,552
-----------------------------------------------------------------------------
Advances from stockholder (Note 2)                 250,000              -
-----------------------------------------------------------------------------
Total Liabilities                                1,887,033      1,585,552
-----------------------------------------------------------------------------

Commitments, contingencies and
subsequent events (Notes 2 and 4)

Stockholders' equity (Notes 2, 4 and 6)
 Common stock, $.001 par value; authorized,
 25,000,000 shares; issued and outstanding,
 1996 and 1995  13,427,480 shares                   13,427          13,427
 Additional paid-in capital                      8,363,766       8,363,766
 Deficit accumulated during development stage  (10,224,698)     (9,733,329)
-----------------------------------------------------------------------------
Total Stockholders' Deficit                     (1,847,505)     (1,356,136)
-----------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit      $  39,528       $ 229,416
=============================================================================

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                    Page F-2

                      Guinness Telli*Phone Corporation and
                    Subsidiary (A Development Stage Company)
                      Consolidated Statement of Operations


                           Cumulative
                               During          Year ended December 31,
                          Development    ----------------------------------
                                Stage        1996        1995        1994
---------------------------------------------------------------------------

Operating expenses
Research and development
 (Note 7)                $ 4,551,152      $    -       $       -     $194,463
  Interest expense
  (Note 3)                 4,171,019       80,120         72,834       66,214
  Officer's salary
   (Note 2 and 7)            482,989      185,682         56,511       18,191
  Rent (Note 7)              313,453       24,600          7,202       27,445
  Other administrative
   expenses                  706,085      200,967         63,009       47,641
-----------------------------------------------------------------------------
Net loss                 $(10,224,698)   $(491,369)    $(199,556)   $(353,954)
==============================================================================

Loss per share                           $   (.04)     $   (.02)    $   (.03)

=============================================================================

Weighted average common
and common equivalent
shares outstanding                       13,427,000    12,738,000    12,592,000
===============================================================================

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                    Page F-3

                      Guinness Telli*Phone Corporation and
                    Subsidiary (A Development Stage Company)
            Consolidated Statements of Changes in Stockholders Equity


                                                            Deficit
                                                           Accumulated
                                                Additional   During
                              Common    Stock    Paid- In  Development
                              Shares    Amount    Capital    Stage     Total
-------------------------------------------------------------------------------
Stock issued for product
  rights                    2,350,000  $2,350                         $ 2,350
Stock issued for predeces-
  sor company assets, in-
  cluding assumption of
  predecessor company debt  8,000,000   8,000   $7,147,091           7,155,091
Sale of common stock          141,000     141      134,364             134,505
Contributed capital by
  majority shareholder
  through sale of personal
  stock (Note 4)                                   285,366             285,366
Net loss from November 12,
  1980 (inception) to
  December 31, 1992                                    $(8,732,677) (8,732,677)
------------------------------------------------------------------------------

Balance, December 31, 1992  10,491,000  10,491 7,566,821 (8,732,677)(1,155,365)
Stock sold for cash of
  $240,570 and a receivable
  of $55,930                   550,000     550     295,950             296,550
Stock issued for all of
  the outstanding shares
  of Innstar Corporation     1,551,480    1,551                          1,551
Contributed capital (Note 6)                        47,250              47,250
Net loss                                                   (447,142)  (447,142)
------------------------------------------------------------------------------
Balance, December 31, 1993  12,592,480  12,592  7,910,021 (9,179,819)(1,257,206)
Contributed capital (Note 6)                       52,330                52,330
Net loss                                                    (353,954)  (353,954)
------------------------------------------------------------------------------
Balance, December 31, 1994  12,592,480  12,592  7,962,351 (9,533,773)(1,558,830)
Stock sold for cash of
 $301,000 and a receivable
 of $101,250 (Note 6)          835,000     835    401,415               401,250
 Net loss                                                   (199,556)  (199,556)
------------------------------------------------------------------------------
Balance,
December 31, 1995      13,427,480  $13,427 $8,363,766 $(9,733,329) $(1,356,136)
Net Loss                                               (  491,369)  (  491,369)
==============================================================================
Balance,
December 31, 1996      13,427,480  $13,427 $8,363,766 $(10,224,698) $(1,847,505)
==============================================================================



    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                    Page F-4

                      Guinness Telli*Phone Corporation and
                    Subsidiary (A Development Stage Company)
                      Consolidated Statements of Cash Flows

Incease (Decrease) in Cash and Cash Equivalents


                           Cumulative
                               During          Year ended December 31,
                          Development    ----------------------------------
                                Stage        1995        1994        1993
---------------------------------------------------------------------------
Cash used in operations
Net loss                 $(10,224,698)   $(491,369)   $ (199,556)   $(353,954)
 Adjustments to reconcile net loss
 to cash used in operations:
  Depreciation                30,395         7,732         1,923        1,899
  Increase (decrease) in accounts
   payable                   630,733       (28,639)      (65,940)     185,182
   Increase in
   accrued interest          466,300        80,120        72,834       66,214
   Deferred royalty income   125,000             -           -             -
------------------------------------------------------------------------------
Net cash used in operating
activities                (8,992,270)     (432,156)     (190,739)    (100,659)
------------------------------------------------------------------------------
Cash used in investing activities
 Additions to fixed assets   (60,118)      (34,481)       (2,851)          -
------------------------------------------------------------------------------

Cash provided by financing
 activities
 Contributed
  capital(Note 8)           7,543,938            -            -         52,330
 Sale of stock                676,075            -       (301,000)         -
 Notes payable                435,000            -            -            -
 Stockholder advances         250,000       277,195       (20,268)         -
 Collection of stock
  subscriptions receivable    157,180       101,250        10,855       45,075
------------------------------------------------------------------------------
Net cash provided by
financing activities        9,062,193       378,445       291,587       97,405
------------------------------------------------------------------------------

Net increase (decrease) in cash
 and cash equivalents           9,805       (88,192)       97,997       (3,254)

Cash and cash equivalents,
 beginning of year           $     -       $ 97,997      $    -        $ 3,254
------------------------------------------------------------------------------
Cash and cash equivalents,
end of year                  $  9,805      $  9,805      $ 97,997      $    -
==============================================================================


    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                    Page F-5

                      Guinness Telli*Phone Corporation and
                    Subsidiary (A Development Stage Company)
                         Summary of Accounting Policies

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

                      Guinness Telli*Phone Corporation and
                    Subsidiary (A Development Stage Company)
                         Summary of Accounting Policies

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

Depreciation

     Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from 5 to 12 years. Depreciation expense of $7,732 in 1996, $1,923 in 1995 and $1,899 in 1994 and $30,395 cumulative during development stage has been charged to operations.

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

                      Guinness Telli*Phone Corporation and
                    Subsidiary (A Development Stage Company)
                         Summary of Accounting Policies

Loss Per Share

     Loss per common share has been computed following Accounting Principles Board Opinion No. 15. Loss per share has been computed by dividing the loss by the weighted average number of common shares outstanding. Common stock equivalents such as common stock options and warrants and convertible debentures were not included in the computation of average shares outstanding because their inclusion would be anti-dilutive.

     Statement of Financial Accounting Standards No. 128, Earnings Per Share, establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly-held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires a reconciliation of the numerator and denominator of the diluted EPS computation.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

     This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company does not believe adoption will cause a significant change in earnings per share.

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

                      Guinness Telli*Phone Corporation and
                    Subsidiary (A Development Stage Company)
                   Notes to Consolidated Financial Statements


1.   Statement of Presentation

     The financial statements have been prepared assuming the Company will continue as a going concern. Although the Company is still in the development stage, management is currently negotiating to raise adequate financing to produce and place Telli*Phone units into a test market. The Company is continuing to pursue additional debt and equity financing while continuing to modify and improve the Telli*Phone. The Company's ability to continue as a going concern is dependent on management's success in obtaining financing, repaying past due debt obligations and the acceptance of the Telli*Phone by the test market. However, the Company has significantly curtailed expenditures with only necessary costs being paid from the sale of stock (see Note 6). Once the system is in place, the Company anticipates being able to attract financial support from those having an interest in reaching subscribers.

     Because of recurring losses, negative working capital and a stockholder deficit, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Transactions with Stockholders

     During 1996, the Company was advanced various non-interest bearing funds from a minority shareholder to fund operating expenses. As of December 31, 1996, total funds advanced were $250,000. Approximately $122,000 of the funds were received directly by the Company's primary shareholder. Although the primary shareholder anticipates repaying such advances in the future, there is currently no agreement requiring repayment. Accordingly, the amount has been treated as officer's salary for the year ended December 31, 1996. In January 1997, the minority shareholder advanced additional funds totaling $93,000. In February 1997, the Company and the minority shareholder completed negotiations to convert the $343,000 of advances to common stock. The Company issued 675,680 shares of stock under Regulation S of the Securities Act of 1933 as repayment in full for such advances.

     The amounts due from stockholder at December 31, 1995 represents the balance of short-term advances in excess of reimbursements by the primary stockholder. The amount is unsecured and does not bear interest. The balance was repaid in 1996.

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

                      Guinness Telli*Phone Corporation and
                    Subsidiary (A Development Stage Company)
                   Notes to Consolidated Financial Statements

     These notes bear interest at 10%, are in default at December 31, 1996, and require future royalty payments but do not contain any features allowing the conversion to common stock. The Company is currently negotiating with the note holders to convert their debt and accrued interest into common stock. As of December 31, 1996, the Company had received $125,000 of advance royalty payments which had not been converted to notes payable. This amount will begin to be amortized into income once sales of the Telli*Phone commence. The amortization period of deferred revenue has not yet been determined.

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

5.   Income Tax

     Since the Company is in the development stage and management cannot determine that it is more likely than not the asset will be recovered, it has provided a 100% valuation allowance against the deferred tax asset resulting from its net operating loss carry-forward and no deferred tax asset is reflected in the accompanying financial statements. There are no deferred tax liabilities.

     The deferred tax assets and valuation allowances for the years ended December 31, 1996 and 1995 are as follows:



                                           1996                     1995
------------------------------------------------------------------------------
Net operating loss Carry-forward        $1,306,000               $1,139,000
Valuation allowances                    (1,306,000)              (1,139,000)
------------------------------------------------------------------------------
                                        $        -                $        -



     The Company has approximately $1,200,000 of Federal net operating loss carry-forwards expiring between 2004 and 2011. The losses accumulated by the Company for tax purposes is significantly lower than the accumulated losses in these financial statements because the accumulated losses for financial statement purposes includes approximately $7.2 million of losses incurred by predecessor companies. Additionally, the accumulated loss for financial statement purposes was also increased by approximately $2 million relating to costs improperly capitalized by CoNetCo since 1989 to develop the Tell*Phone. For tax purposes, the Company must amend its prior tax returns to correct for CoNetCo's accounting for the product development costs.

6.   Equity Transactions

     On October 19, 1995, the Company sold 700,000 shares of its common stock for $301,000 which was all received in 1995. On December 15, 1995, the Company sold 135,000 shares of its common stock for $101,250 which was not received until January 1996. Both of these transactions were executed in accordance with Regulation S under the Securities Act of 1933.

     In fiscal 1994 and 1993, the principal shareholder paid operating expenses on behalf of the Company totaling $52,330 and $47,250. These amounts were accounted for as contributed capital and increased paid in capital.

                      Guinness Telli*Phone Corporation and
                    Subsidiary (A Development Stage Company)
                   Notes to Consolidated Financial Statements

7.   Research and Development

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

8.   Cash Flow Statement

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

                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT



                                 January 6, 1997




Agreement dated January 6, 1997, between Guinness Telli*Phone Corporation and Mexscape Investments SA DE CV, for the sale of One Hundred and Six Hundred Sixty Thousand Shares (660,000) shares of the common stock of Guinness Telli*Phone corporation at Forty-Nine cents (U.S. $0.49) per share.


                               Exhibit 1 - Page 1

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

The undersigned:

Mexscape Investments SA DE CV
c/o Mail Box 375
Boulevard de la Marina 39-F
Cabo San Lucas, BCS, Mexico

individuals  who  are  non-USA  resident,   (hereinafter   referred  to  as  the
"PURCHASER"), who represents and warrants to, and agrees with Seller, as follows:

1.   Agreement to Subscribe; Purchase Price.

a. The undersigned hereby subscribes for Six Hundred Sixty Thousand (660,000) shares at Forty-Nine cents (US$0.49) per share payable in United States Dollars.

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

                               Exhibit 1 - Page 2

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

b. Current Public Information. Purchaser acknowledges that Purchaser has been furnished with or has acquired copies of the Company's Form 10, as well as copies of the Form 10-Q for the first, second and third quarters of 1995, as well as copies of the Form 10K/A for 1995, which are on file with the Securities and Exchange Commission, as required by the Securities Act, and other publicly available documents.

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

                               Exhibit 1 - Page 3

d. No Government Recommendation or Approval. Purchaser understands that no federal or state agency has passed on or made any recommendation or endorsement of the Shares.

3.   Issuer Representations:

a. Reporting Company Status. Seller is a reporting issuer. Seller has complied with all reporting obligations under either Section 12 (b), 12(g) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). It has on file with the Securities and Exchange Commission a Form 10, Form 10-Q filings required to be filed for the first, second and third quarters of 1996, and a Form 10K/A required to be filed for 1995.

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

                               Exhibit 1 - Page 4

     7. Stock Delivery Instructions. The share certificates shall be delivered to the Purchaser on a delivery versus payment basis at such times and places to be mutually agreed.

     8. Closing Date. The date of the issuance of the sale of the Shares (the "Closing Date" shall be January 6, 1997, or such other mutually agreed to time and place.

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

PURCHASER

MEXSCAPE INVESTMENTS SA DE CV



-----------------------------------
Morton Weisbrot



-----------------------------------
John F. Parks

                               Exhibit 1 - Page 5

Accepted this 6th day of January, 1997.


GUINNESS TELLI*PHONE CORPORATION


--------------------------------------
By: Lawrence A. Guinness, President

                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT



                                 March 12, 1997




Agreement dated March 12, 1997, between Guinness Telli*Phone Corporation and Mexscape Investments SA DE CV, for the sale of One Hundred and Fifteen Thousand Six Hundred Eight Shares (15,680) of the common stock of Guinness Telli*Phone corporation at One Dollar and Twenty-Five cents (U.S. $1.25) per share.

                               Exhibit 2 - Page 1

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

The undersigned:

Mexscape Investments SA DE CV
c/o Mail Box 375
Boulevard de la Marina 39-F
Cabo San Lucas, BCS, Mexico

individuals  who  are  non-USA  resident,   (hereinafter   referred  to  as  the
"PURCHASER"), who represents and warrants to, and agrees with Seller, as follows:

1.   Agreement to Subscribe; Purchase Price.

     a. The undersigned hereby subscribes for Fifteen Thousand Six Hundred Eighty Shares (15,680) at One Dollar and Twenty-five cents (US$1.25) per share payable in United States Dollars.

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

                               Exhibit 2 - Page 2

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

b. Current Public Information. Purchaser acknowledges that Purchaser has been furnished with or has acquired copies of the Company's Form 10, as well as copies of the Form 10-Q for the first, second and third quarters of 1995, as well as copies of the Form 10K/A for 1995, which are on file with the Securities and Exchange Commission, as required by the Securities Act, and other publicly available documents.

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

                               Exhibit 2 - Page 3

d. No Government Recommendation or Approval. Purchaser understands that no federal or state agency has passed on or made any recommendation or endorsement of the Shares.

3.   Issuer Representations:

a. Reporting Company Status. Seller is a reporting issuer. Seller has complied with all reporting obligations under either Section 12 (b), 12(g) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). It has on file with the Securities and Exchange Commission a Form 10, Form 10-Q filings required to be filed for the first, second and third quarters of 1996, and a Form 10K/A required to be filed for 1995.

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

                               Exhibit 2 - Page 4

     7. Stock Delivery Instructions. The share certificates shall be delivered to the Purchaser on a delivery versus payment basis at such times and places to be mutually agreed.

     8. Closing Date. The date of the issuance of the sale of the Shares (the "Closing Date" shall be March 12, 1997, or such other mutually agreed to time and place.

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

PURCHASER

MEXSCAPE INVESTMENTS SA DE CV


-----------------------------------
Morton Weisbrot



-----------------------------------
John F. Parks

                               Exhibit 2 - Page 5

Accepted this 12th day of March, 1997


GUINNESS TELLI*PHONE CORPORATION



------------------------------------
By: Lawrence A. Guinness, President

                               Exhibit 2 - Page 5