Form 10-Q
period 1997-03-31
GUINNESS TELLI-PHONE CORP
filed 1997-05-07
CIK 940036

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: March 31, 1997; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On March 31, 1997, there were 14,087,480 shares of the registrant's Common Stock, $.001 par value, outstanding.

                        GUINNESS TELLI*PHONE CORPORATION


                                      INDEX


PART I. -      Financial Information                                 Page No.
------------------------------------------------------------------------------
     Item 1.   Financial Statements                                   3

               Consolidated Balance Sheet
               March 31,1997 and December 31,1996                     4

               Consolidated Statement of Operarions -
               Three Months Ended March 31,1997 and 1996
               and Cumulative During Development Stage                5

               Consolidated Statement of Cash Flows                   6

               Note to Consolidated Financial Statements              7

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8

PART II. -     Other Information

    Item 1.    Legal Proceedings                                      9

    Item 2.    Change in Securities                                   9

    Item 3.    Defaults Upon Senior Securities                        9

    Item 4.    Submission to Matters to a Vote of Security Holders    9

    Item 5.    Other Information                                      9

    Item 6.    Exhibits and Reports on Form 8-K                       9


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and changes in its financial position from inception through March 31, 1997 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

               GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                          (Unaudited)
                                           March 31,           December 31,
                                             1997                  1996
                                          -----------           ---------
ASSETS

CURRENT ASSETS:
      Cash                                $     18              $   9,805

      TOTAL CURRENT ASSETS                      18                  9,805
                                          --------              ---------
FIXED ASSETS:
      Equipment                             63,705                 60,118
      Less accumulated depreciation         33,045                 30,395
                                          --------               --------

                                            30,660                 29,723
                                          --------               --------

                                         $  30,678              $  39,528
                                          ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                      $ 435,000              $ 435,000
      Accounts payable                     648,688                630,733
      Accrued interest payable             468,332                446,300
      Deferred royalty income              125,000                125,000
                                         ---------              ---------

           TOTAL CURRENT LIABILITIES     1,677,020              1,637,033
                                        ----------             ----------

ADVANCES FROM STOCKHOLDERS                 -                      250,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value;
      authorized 25,000,000 shares,
      issued and outstanding
      14,087,480 and 13,427,480 shares      14,087                 13,427
      Additional paid-in capital         8,686,506              8,363,766
      Deficit accumulated during
            development stage          (10,346,935)           (10,224,698)
                                        ----------             -----------

                                        (1,646,342)            (1,847,505)

                                        $   30,678             $   39,528
                                         ==========             ==========

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Operations
                                   (Unaudited)


                          Cumulative
                            During           Three Months
                          Development      Ended March 31,
                             Stage        1997        1996
                         ------------    -------     -------
OPERATING EXPENSES:
 Research and
    development ....     $4,551,152
Interest expense ...     $4,193,051     $ 22,032   $ 20,030
Officer's salary ...        500,097       17,108      5,764
Rent ...............        321,539        8,806      6,505
Other administrative
 expense ...........        781,096       75,011     75,343
                         ----------     --------  ----------

NET LOSS               $(10,346,935)    (122,237)   (107,642)
                        ============    =========  ==========

LOSS PER SHARE                           $  (.01)   $   (.01)
                                         ========  ==========
WEIGHTED AVERAGE
 SHARES OUTSTANDING                    14,043,480  13,427,480
                                       ==========  ==========

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Cash Flows
                                   (Unaudited)

                          Cumulative
                            During           Three Months
                          Development      Ended March 31,
                             Stage        1997        1996
                         ------------    -------     -------
CASH USED IN OPERATIONS:
  Net loss .........     $(10,346,935) $(122,237)  $(107,642)

  Adjustments to reconcile
  net loss to cash used in
  operations:,
   Depreciation .......      33,045        2,650       1,731
   Increase in accounts
   payable ............     648,688       17,955       5,764
   Increase in accrued
   interest ..........      468,332       22,032      20,030
   Deferred royalty
             income         125,000        --          --

                         (9,071,870)     (79,600)    (80,117)
                         ----------     ---------   ---------

CASH USED IN INVESTING ACTIVITIES:
   Additions to fixed
               assets      ( 63,705)      (3,587)    (24,991)


CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
 Contributed capital      7,543,938         --        --
 Sale of stock              999,475       323,400
 Notes payable              435,000         --        --
 Stockholder advances         --          250,000     --
 Collection of stock
 subscriptions receivable   157,180         --       101,250
                         ----------     ---------   ---------

                          9,135,593      73,400     101,250
                         ----------     ---------   ---------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS ..........          18        (9,787)     (3,858)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR             --           9,805      97,997
                         ----------     ---------   ---------

CASH AND CASH EQUIVALENTS,
 END OF YEAR             $       18      $     18    $ 94,139
                        ===========     =========    ========


                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                             (A Development Company)
                    Note To Consolidated Financial Statements



     Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at March 31, 1997, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1996.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSID,IARY
                             (A Development Company)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources:

     There have been no significant changes in the Company's liquidity and capital resources since the Company filed its annual report on Form 10-K for the year ended December 31, 1996. Reference is made to that document with regard to these matters.

     The Company has begun negotiations to raise the necessary capital to commence operations.

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

     (b) With the exception of the Current Reports on Form 8-K dated March 12, 1997 and March 19, 1997, no other reports on Form 8-K were filed during the last quarter of the period covered.

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

                                              GUINNESS TELLI*PHONE CORPORATION
                                                       (Registrant)


Date:  May 6, 1997                           /S/ Lawrence A. Guinness
                                             ----------------------------------
                                             By:  Lawrence A. Guinness
                                             Its: President



Date: May 6, 1997                            /S/ Arthur Korn
                                             ----------------------------------
                                             By:  Arthur Korn
                                             Its: Chief Financial Officer