Form 10-K/A
period 1996-12-31
GUINNESS TELLI-PHONE CORP
filed 1997-06-27
CIK 940036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K/A

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

                        GUINNESS TELLI*PHONE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      NEVADA                                                   68-0310550
----------------------                                    --------------------
(State or Jurisdiction                                    (I.R.S. Employer
   of Incorporation)                                     Identification Number)

     655 Redwood Hwy., # 273, Mill Valley, California              94941
     ------------------------------------------------            ----------
     (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code:      (415) 389-9442

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

                                             GUINNESS TELLI*PHONE CORPORATION
                                                   (Registrant)

Date: June 26, 1997                          /S/ Lawrence A. Guinness
                                             ---------------------------------
                                             By:  Lawrence A. Guinness
                                             Its: President


Date: June 26, 1997                         /S/ Arthur Korn
                                             ---------------------------------
                                             By: Arthur Korn
                                             Its Chief Financial Officer


Date: June 26, 1997                         /S/ Dixie K. Tanner
                                             ---------------------------------
                                             By: Dixie K. Tanner
                                             Its: Secretary

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
------------------------------------------------------------------------------

Cash provided by financing
 activities
 Contributed
  capital(Note 8)           7,543,938            -            -         52,330
 Sale of stock                676,075            -        301,000          -
 Notes payable                435,000            -            -            -
 Stockholder advances         250,000       277,195       (20,268)         -
 Collection of stock
  subscriptions receivable    157,180       101,250        10,855       45,075
------------------------------------------------------------------------------
Net cash provided by
financing activities        9,062,193       378,445       291,587       97,405
------------------------------------------------------------------------------

Net increase (decrease) in cash
 and cash equivalents           9,805       (88,192)       97,997       (3,254)

Cash and cash equivalents,
 beginning of year           $     -       $ 97,997      $    -        $ 3,254
------------------------------------------------------------------------------
Cash and cash equivalents,
end of year                  $  9,805      $  9,805      $ 97,997      $    -
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

     Statement of Financial Accounting Standards No. 128, Earnings Per Share, establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly-held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basis and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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