Form 10-Q
period 1997-06-30
GUINNESS TELLI-PHONE CORP
filed 1997-08-14
CIK 940036

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 1997; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 0-25632


                        GUINNESS TELLI*PHONE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


    Nevada                                                   68-0310550
------------------------------                          -----------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

655 Redwood Highway, #273, Mill Valley, California                  94941
----------------------------------------------------            ---------------
(Address of principal executive offices)                          (Zip Code)


                                 (415) 389-9442
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On June 30, 1997, there were 14,087,480 shares of the registrant's Common Stock, $.001 par value, outstanding.

                        GUINNESS TELLI*PHONE CORPORATION

                                      INDEX

PART I.    -   Financial Information                                   Page No.
-------------------------------------------------------------------------------

               Item 1.    Financial Statements                             3

               Consolidated Balance Sheet                                  4
               June 30, 1997 and December 31,1996

               Consolidated Statement of Operations -                      5
               Three Months Ended June 30, 1997 and 1996
               and Six Months Ended June 30, 1997 and 1996 and Cumulative During Development Stage

               Consolidated Statement of Cash Flows -                      6
               Three Months Ended June 30, 1997 and 1996
               and Six Months Ended June 30, 1997 and 1996 and Cumulative During Development Stage

               Note to Consolidated Financial Statements                   7

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations      8

PART II.   -   Other Information
               ----------------------------------------------------------------
               Item 1.    Legal Proceedings                                9

               Item 2.    Change in Securities                             9

               Item 3.    Defaults Upon Senior Securities                  9

               Item 4.    Submission to Matters to a Vote of
                          Security Holders                                 9

               Item 5.    Other Information                                9

               Item 6.    Exhibits and Reports on Form 8-K                 9

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations and changes in its financial position from inception through June 30, 1997 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                          (Unaudited)
                                           June 30,            December 31,
                                             1997                  1996
                                          -----------          ----------
ASSETS

CURRENT ASSETS:
      Cash                                $        12         $    9,805

      TOTAL CURRENT ASSETS                         12              9,805

FIXED ASSETS:

      Equipment                                63,705             60,118
      Less accumulated depreciation            35,695             30,395
                                          ------------        -----------

                                               28,010             29,723
                                          ------------        -----------
                                          $    28,022         $   39,528
                                          ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                       $   435,000         $  435,000
      Accounts payable                        659,216            630,733
      Accrued interest payable                490,364            446,300
      Advances from stockholders               23,059                 --
      Deferred royalty income                 125,000            125,000
                                          ------------        -----------

      TOTAL CURRENT LIABILITIES             1,732,639          1,637,033
                                          ------------        -----------

ADVANCES FROM STOCKHOLDERS                         --            250,000
                                          ------------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; authorized
 25,000,000 shares, issued and outstanding
 14,087,480 and 13,427,480 shares              14,087             13,427
 Additional paid-in capital                 8,686,506          8,363,766
 Deficit accumulated during
   development stage                      (10,405,210)       (10,224,698)
                                          ------------       ------------

                                          ( 1,704,617)       ( 1,847,505)
                                          ------------       ------------

                                          $    28,022        $    39,528
                                          ------------       ------------

See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Operations
                                   (Unaudited)


                           Cumulative
                              During       Six Months         Three Months
                           Development   Ended June 30,     Ended June 30,
                             Stage       1997       1996    1997      1996
                          -----------------------------------------------------
OPERATING EXPENSES:
Research and development  $ 4,551,152
   Interest expense       $ 4,215,083     $ 44,064  $ 40,060  $ 22,032  $ 20,030
   Officer's salary           500,097       17,108    11,529               5,764
   Rent                       327,895       14,442    10,479     6,356     3,974
   Other administrative
   expense                    810,983      104,898    93,872    29,887    18,529
                          ------------------------------------------------------

NET LOSS                 $(10,405,210) $(180,512) $(155,940) $(58,275) $(48,297)
                          ======================================================

LOSS PER SHARE                    --   $   (.01)  $    (.01) $    --   $    --
                          ======================================================

WEIGHTED AVERAGE
  SHARES OUTSTANDING             14,065,480  13,427,480  14,087,480  13,427,480
                          ======================================================




See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Cash Flows
                                   (Unaudited)




                           Cumulative
                              During       Six Months         Three Months
                           Development   Ended June 30,     Ended June 30,
                             Stage       1997       1996    1997      1996
                          -----------------------------------------------------

CASH USED IN OPERATIONS:
 Net loss                $(10,405,210) $(180,512) $(155,940) $(58,275) $(48,297)
 Adjustments to reconcile
 net loss to cash used
 in operations:
 Depreciation                  35,695      5,300      3,462     2,650     1,731
 Increase in accounts
  payable                     659,216     28,483     11,529    10,528     5,764
 Increase in accrued
  interest                    490,364     44,064     40,060    22,032    20,030
 Deferred royalty income      125,000         --         --        --        --
                          -----------------------------------------------------
                          ( 9,094,935)  (102,665)  (100,889)  (23,065)  (20,772)
                          -----------------------------------------------------

CASH USED IN INVESTING ACTIVITIES:
 Additions to fixed
  assets                  (    63,705)  (  3,587)  ( 24,991)
                          -----------------------------------------------------

CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
 Contributed capital        7,543,938         --
 Sale of stock                999,475    323,400
 Notes payable                435,000         --
 Stockholder advances          23,059   (226,941)              23,059
 Collection of stock
  subscriptions receivable    157,180         --    101,250
                          -----------------------------------------------------
                            9,158,652     96,459    101,250    23,059
                          -----------------------------------------------------

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS       12     (9,783)   (24,630)      (6)   (20,772)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                 --      9,805     97,997       18     94,139
                           ----------------------------------------------------

CASH AND CASH EQUIVALENTS,
 END OF YEAR               $       12   $     12  $  73,367   $   12   $ 73,367
                           ====================================================


See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                             (A Development Company)
                    Note To Consolidated Financial Statements



     Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at June 30, 1997, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1996.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                             (A Development Company)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1997

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

                                             GUINNESS TELLI*PHONE CORPORATION
                                                     (Registrant)


Date: August 13, 1997                        /S/ Lawrence A. Guinness
                                             ----------------------------------
                                             By:  Lawrence A. Guinness
                                             Its: President



Date: August 13, 1997                        /S/ Arthur Korn
                                             ----------------------------------
                                             By:  Arthur Korn
                                             Its: Chief Financial Officer