Form 10-Q
period 1997-09-30
GUINNESS TELLI-PHONE CORP
filed 1997-11-13
CIK 940036

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 1997; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 0-25632


                        GUINNESS TELLI*PHONE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


    Nevada                                                   68-0310550
------------------------------                          -----------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

655 Redwood Highway, #273, Mill Valley, California             94941
----------------------------------------------------    ------------------------
(Address of principal executive offices)                      Zip Code)


                                 (415) 389-9442
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On September 30, 1997, there were 14,244,480 shares of the registrant's Common Stock, $.001 par value, outstanding.

                        GUINNESS TELLI*PHONE CORPORATION

                                      INDEX

PART I.             Financial Information                            Page No.
                    -----------------------------------------------------------

          Item 1.   Financial Statements                                3

                    Consolidated Balance Sheet
                    September 30, 1997 and December 31,1996             4

                    Consolidated Statement of Operations -              5
                    Three Months Ended September 30, 1997 and 1996
                    and Nine Months Ended September 30, 1997 and 1996 and cumulative During Development Stage

                    Consolidated Statement of Cash Flows -              6
                    Three Months Ended September 30, 1997 and 1996
                    and Nine Months Ended September 30, 1997 and 1996 and Cumulative During Development Stage

                    Note to Consolidated Financial Statements           7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       8

PART II.            Other Information

          Item 1.   Legal Proceedings                                   8

          Item 2.   Change in Securities                                8

          Item 3.   Defaults Upon Senior Securities                     8

          Item 4.   Submission to Matters to a Vote of Security Holders 8

          Item 5.   Other Information                                   8

          Item 6.   Exhibits and Reports on Form 8-K                    8

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations and changes in its financial position from inception through September 30, 1997 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                       (Unaudited)
                                        Sept. 30,           December 31,
                                           1997                1996
                                        ---------------------------------------
ASSETS

CURRENT ASSETS:
      Cash                              $   41,030          $     9,805
                                        ---------------------------------------

     TOTAL CURRENT ASSETS               $   41,030                9,805
                                        ---------------------------------------

FIXED ASSETS:

      Equipment                             66,833               60,118
      Less accumulated depreciation         38,345               30,395
                                        ---------------------------------------

                                            28,488               29,723
                                        ---------------------------------------

                                        $   69,518          $    39,528
                                        =======================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                      $  435,000          $   435,000
     Accounts payable                      659,216              630,733
     Accrued interest payable              512,396              446,300
     Deferred royalty income               125,000              125,000
                                        ---------------------------------------

     TOTAL CURRENT LIABILITIES           1,731,612            1,637,033
                                        ---------------------------------------

ADVANCES FROM STOCKHOLDERS                    --                250,000
                                        ---------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value;
     authorized 25,000,000 shares,
     issued and outstanding
     14,244,480 and 13,427,480 shares       14,244              13,427
     Additional paid-in capital          8,864,849           8,363,766
     Deficit accumulated during
          development stage            (10,541,187)        (10,224,698)
                                       ----------------------------------------

                                       ( 1,622,094)        (  1,847,505)
                                       ----------------------------------------

                                        $   69,518          $    39,528
                                       ========================================



See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Operations
                                   (Unaudited)


                           Cumulative
                              During       Nine Months         Three Months
                           Development   Ended Sept. 30,     Ended Sept. 30,
                             Stage       1997       1996    1997      1996
                          -----------------------------------------------------

OPERATING EXPENSES:

Research and development $ 4,551,152
Interest expense         $ 4,237,115   $  66,096   $ 60,090   22,032   $ 20,030
Officer's salary             517,006      34,017     17,293   16,909      5,764
Rent                         338,605      25,152     17,540   10,710      7,061
Other administrative
     expense                 897,309     191,224    161,581   86,326     67,709
                          -----------------------------------------------------

NET LOSS                 $(10,541,187) $(316,489) $(256,504)$(135,977)$(100,564)
                         =======================================================

LOSS PER SHARE                         $    (.02) $    (.02) $   (.01) $   (.01)
                                       =========================================

WEIGHTED AVERAGE
     SHARES OUTSTANDING           14,092,165  13,427,480  14,144,426  13,427,480
                                  ==============================================


See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Cash Flows
                                   (Unaudited)



                           Cumulative
                              During       Nine Months        Three Months
                           Development   Ended Sept. 30,     Ended Sept. 30,
                             Stage       1997       1996    1997      1996
                          -----------------------------------------------------

CASH USED IN OPERATIONS:
 Net loss               $(10,541,187) $(316,489) $(256,504) $(135,977)$(100,564)
 Adjustments to
 reconcile net
 loss to cash used
 in operations:
 Depreciation                 38,345      7,950      5,597     2,650     2,135
 Increase (decrease) in
   accounts payable          659,216     28,483        --         --   (11,529)
 Increase in accrued
  interest                   512,396     66,096     60,090     22,032   20,030
 Deferred royalty income     125,000        --         --         --       --
                         ------------------------------------------------------
                          (9,206,230)  (213,960)  (190,817)  (111,295) (89,928)

CASH USED IN INVESTING ACTIVITIES:

Additions to fixed
assets                    (   66,833)  (  6,715)  ( 33,070)  (  3,128) ( 8,079)
                         ------------------------------------------------------

CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
 Contributed capital       7,543,938        --         --        --       --
 Sale of stock             1,177,975    501,900        --        --    178,500
 Notes payable               435,000        --         --        --       --
 Stockholder advances            --    (250,000)    27,195   ( 23,059)  27,195
 Collection of stock
  subscriptions receivable   157,180        --     101,250
                         ------------------------------------------------------
                           9,314,093    251,900    128,445    155,441   27,195
                         ------------------------------------------------------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS     41,030     31,225   ( 95,442)    41,018  (70,812)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR               --       9,805      97,997        12   73,367
                         ------------------------------------------------------

CASH AND CASH EQUIVALENTS,
 END OF YEAR             $    41,030   $ 41,030   $   2,555  $ 41,030  $  2,555
                         ======================================================


See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                             (A Development Company)
                    Note To Consolidated Financial Statements


Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone
Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 1997, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations September 30, 1997

      Liquidity and Capital Resources:

     There have been no significant changes in the Company's liquidity and capital resources since the Company filed its annual report on Form 10-K for the year ended December 31, 1996, except for the private placements reflected in the accompanying financial statements. Reference is made to that document with regard to these matters.

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

                                             GUINNESS TELLI*PHONE CORPORATION
                                               (Registrant)


Date: September 12, 1997                     /S/ Lawrence A. Guinness
                                             ----------------------------------
                                             By:  Lawrence A. Guinness
                                             Its: President



Date:  September 12, 1997                    /S/ Arthur Korn
                                             ----------------------------------
                                             By:  Arthur Korn
                                             Its: Chief Financial Officer