Form 10-K
period 1997-12-31
GUINNESS TELLI-PHONE CORP
filed 1998-04-15
CIK 940036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price on March 9, 1998, was approximately $827,400.

     The number of outstanding shares of the Registrant's Common Stock on March 9, 1998 was 15,760,160.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.   BUSINESS    .................................................... 1
     (a)  Overview    .................................................... 1

     (b)  Registrant's Plan of Operation.................................. 3
               Necessity to Raise Additional Capital ..................... 11
               Research and Development to be Performed .................. 12
               Anticipated Material Acquisition of Plant and Equipment ... 13
               Anticipated Material Changes in Number of Employees ....... 13
               Material Areas Peculiar to Registrant's Business .......... 13

     (c)  Financial Information about Industry Segments .................. 13

     (d)  Narrative Description of Business .............................. 14
               Telli*Phone Products and Services ......................... 14
               Status of Product ......................................... 23
               Sources and Availability of Raw Materials ................. 26
               Patents, Trademarks, Licenses, Franchises and Concessions . 26
               Seasonal Business ......................................... 27
               Significant Working Capital Required ...................... 28
               Dependence on Critical Mass Users ......................... 28
               Backlog Orders ............................................ 28
               Government Regulation ..................................... 29
               Competition ............................................... 29
               Research and Development .................................. 33
               Environmental Impacts ..................................... 34
               Employees and Management of Growth ........................ 34

     (e)  Financial Information about Foreign and
               Domestic Operations and Export Sales ...................... 35
               Revenues from Prior Operations ............................ 35

     (f)  Factors Affecting Company's Business Operating Results and
               Financial Condition ....................................... 35

ITEM 2.   PROPERTIES ..................................................... 50

ITEM 3.   LEGAL PROCEEDINGS .............................................. 50

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............ 50

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS ...................................  51
               Market Information .......................................  51
               Holders ..................................................  51
               Dividends ................................................  51

ITEM 6.   FINANCIAL INFORMATION .........................................  52

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION ............................  53
               Overview .................................................  53
               Liquidity and Capital Resources ..........................  53

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................  56

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE ...........................  56

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS ..............................  56
               Backgrounds of Directors and Executive Officers ..........  59
               Directorships ............................................  59
               Involvement in Certain Legal Proceedings .................  59
               Promoters and Control Persons ............................  59

ITEM 11.  EXECUTIVE COMPENSATION ........................................  60

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT .........................................  60
               Controlling Interest .....................................  60
               Security Ownership of Management .........................  61

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................  61
               Notes Due By Lawrence A. Guinness; Dilution of Guinness
                 Ownership in the Company ...............................  61

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K ............................................ 62
               Financial Statements ...................................... 62
               Exhibits .................................................. 62

                                     PART I

ITEM 1.   BUSINESS

(a)  Overview

Guinness Telli*Phone Corporation (OTC Bulletin Board Stock symbol "TELI"), a Nevada Corporation, is the developer of the Telli*Pages Information Directory Service, and electronic version of the printed yellow pages directory providing detailed up-to-the-minute community, business, and personal information via a screen connected to your telephone. The system is as easy to operate as the ATM banking system.

Unlike the Internet, people access the Telli*Pages Directory by pressing the keys on the telephone keypad of a simple computerized screen connected to their telephones. Through Telli*Screens consumers can instantly access a local computer and view telephone business listings, retail advertising and current specials, community newsletters and notices, school agendas and reports, and classified buy and sell ads.

The first Telli*Pages Directory is stationed in a computer at the Company's offices in Mill Valley, California. It is connected to the local telephone system and operates as the server for the Marin County Telli*Pages. (The Pacific Bell Marin Yellow Pages serves approximately 100,000 households and generates $20 million in annual advertising revenues.)

The Company has taken the telephone yellow pages directory (a multi-billion dollar industry), and improved on it.

     -All business have a free name and address listing. Connected to their free listings are Telli*Pages of unlimited, inexpensive space to write extensive information about their products and services.

     -Advertisers can update their Telli*Pages at any time and at no additional cost, so information and specials will be up-to-the-minute.

     -An intelligent, interactive, on-screen touch-tone indexing system allows people to target information on personal topics quickly and efficiently.

     -Telli*Pages are always instantly and conveniently available on a screen next to your telephone.

The Telli*Pages provides residents of the community with a "small town" visual communication forum for local businesses, organizations, associations, groups, and residents to distribute reviews, schedules, newsletters, and reports, and reserve or purchase tickets, food and merchandise, and distribute special discount offers and preferred commercial arrangements.

The Company will introduce the Telli*Pages to individual communities through a promotional plan involving the distribution of free Telli*Screens to households. This will establish a critical mass of subscribers in each area at minimal cost.

Revenues for the Company's products will be generated from subscriptions to the online Telli*Pages Directory at $6.00 per month initially, storage of pages of commercial advertising and community information in the Telli*Pages Directory, at an initial monthly rate of $30.00 per page, and licensing fees from companies and organizations with online servers that wish to communicate or transact business with Telli*Pages Subscribers. The Company also plans to promote the sale of complete Telli*Phone systems to businesses, associations, and government agencies to establish internal telecommunications information network.

The Company's initial marketplace is householders, especially people who do not have the time or inclination to use a personal computer to exchange information through a worldwide online system, and a large marketplace of individuals, businesses, and local groups whose primary interest is communicating and doing business with consumers and residents who reside within the few miles surrounding their location (a reported $72 billion market in local advertising). In the Company's opinion, Telli*Pages subscribers can reference local information faster, with greater ease, and at less cost than surfing the Internet through a personal computer.

Guinness Telli*Phone Corporation, a Nevada corporation, (hereinafter referred to either as "Registrant" or "the Company") was originally incorporated on July 8, 1993 as U.S. Telli*Phone Corporation. Effective August 4, 1993, U.S. Telli*Phone acquired all of the outstanding shares of Innstar Corporation, an inactive company having no assets, in exchange for 1,551,480 shares of the Company's stock. Innstar Corporation was then merged into the Company. U.S. Telli*Phone did not receive any consideration beyond the exchange of shares. The merger was accounted for as a recapitalization and Innstar had no assets, liabilities or operations to include in the accompanying financial statements. The purpose of the merger was to acquire a company whose shares were registered with the Securities and Exchange Commission and to change its domicile to Nevada which is where U.S.Telli*Phone was incorporated.

The corporate name was changed to Guinness Telli*Phone Corporation effective on September 13, 1993. On March 15, 1994, through a series of agreements among Registrant, CoNetCo, a California corporation, and Lawrence A. Guinness, CoNetCo's founder and its principal shareholder, Registrant, pursuant to a Reorganization in accordance to section 368 (a) (1) (b) of the Internal Revenue Code, as amended, acquired all of the issued and outstanding stock of CoNetCo in exchange for 11,041,000 shares of the common stock of the Company.

The Company, through this acquisition, acquired the rights to a telephone and community news and information computer software directory (the "Telli*Pages Directory") and the Telli*Phone, a combined telephone and computer communications product with a small screen, that has the ability of accessing the Telli*Pages Directory through ordinary telephone lines. The Telli*Phone has the potential of replacing the standard telephone now used in virtually every household and office in the United States. Through the Telli*Phone's combined digital answering machine and interactive networking access system, users will have the ability to send, receive, and store vast amounts of electronic information and transactions locally and worldwide.

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

(b)  Registrant's Plan of Operation

The Company's general plan of operation beginning the calendar year 1998 is to introduce the Telli*Pages to the marketplace within a single community, promote the Telli*Pages Directory in the marketplace and prepare for large-scale production.

The bulk of the effort required to bring the Telli*Pages and the Telli*Screen to the large scale production stage will take place in parallel with the market test, with fine tuning done on the production versions from results obtained from the test.

The Telli*Screen, the Telli*Phone and the Telli*Pages Directory are currently at the ALPHA stage of development. The first server is stationed in the Company's administrative offices in Mill Valley California. The computer operating as the server contains the Company's proprietary online operating system for the Telli*Pages Directory and over 10,000 programs that operate the indexing system for navigating the Directory. The system needs minor cosmetics to its indexing pages and the insertion of an up-to-date listing of the businesses, associations, and groups in the Marin County area for the Telli*Pages Directory. The server is connected to the local telephone system and is fully operational.

Working models of the Telli*Phone have been produced for ALPHA testing purposes and to establish the mechanical specifications for production of the consumer designed Telli*Phone case. The Telli*Phone proprietary operating system is functional including applications software for the telephone and speaker phone, answering machine, address book, auto-dialer, screen graphics and text, access to the Telli*Pages, and engineering functions for the Telli*Phone's hardware components. The smart card reader is installed and commercial software application programs will be developed when the product is in the marketplace.

The Company is in a position to manufacture its own Telli*Phone computer servers based on the proprietary operating system it developed for the Telli*Phone. At the test stage it will use the present computer for its server. However, during the market test it plans to assemble & install a Telli*Phone computer server, designed and manufactured by the Company. After the server is assembled, the engineers will port the present indexing and Telli*Phone navigational systems over to the new Telli*Phone computer server for the final test of the entire Telli*Pages Directory system.

For the test of its products the Company plans to produce a limited number of Telli*Screens and begin distributing them t homes in Southern Marin County. The Company anticipates being able to produce at least 500 Telli*Screens for this test.

By the end of a six-month period the Company anticipates attaining the following objectives:

1. A fully operational community Telli*Pages Directory in place and operating with a significant number of community listings.

2. At least 500 Telli*Screens being used by households within the community on an experimenting basis.

3.   At  least  one  Telli*Phone   Licensing   Agreement  to  reach  Telli*Pages
     subscribers signed with a major corporation presently communicating with its customers through personal computer.

During the initial start-up stage, the Company's engineers will design an inexpensive Telli*Screen and Telli*Phone computer board to eliminate many hardware components necessary for the operation of Telli*Screens and Telli*Phones as the everyday consumer products for which they were designed. For the product introduction the Company estimates that it will pay approximately $300 for the components of each Telli*Screen assembled. The Company has received estimates from consultants experienced in the manufacture of computer appliances of a price of less than $150 per Telli*Screen when produced in volume. It is difficult to predict an accurate price until the Company learns the level of consumer response to the Company's software products to determine the size of runs that are most feasible.

The Company expects that there will be many methods of financing for the manufacture of Telli*Screens to allow the Company to order large runs and reduce the cost to manufacture Telli*Screens and establish Telli*Pages Directories in additional geographical areas throughout the United States. These will include strategic alliances with alliances with various major retailers and online service providers, franchising of Telli*Pages Directory territories, the sale of Telli*Pages Directory rights for hotels and resorts, and long term credit and leasing arrangements with banks and manufacturers of Telli*Screen and Telli*Phone equipment.

The Company expects that the first community Telli*Pages Directory will quickly establish a significant standard for accessing important local, everyday information. Through this success the Company plans to install Telli*Pages Directory sites in communities across the United States within areas defined by the local telephone calling areas.

To this end, the Company has begun discussions with major financial groups that have indicated interest in financing the Company's expansion plans.

Telli*Pages Directory Access Area

The Telli*Pages Directory Computer Station is located in Mill Valley, California. The office is in a building adjacent to Highway 101, the main artery freeway running through Marin County servicing all its main populated areas. The building contains small businesses, medical offices, and retail establishments including a deli, hair salon, nail salon, and major restaurant.

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

The area of Marin to be covered by the Telli*Pages Directory contains approximately 100,000 households. This represents less than 5% of the total population of the Bay Area. The median income in Marin County is over $53,000 per household.

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

Individuals cannot distribute controlled advertising to generate part-time extra income through arts, crafts, and hobbies. Through the Telli*Pages people could offer sewing, baking, maintenance, video production, and word processing. Collectors of baseball cards through to antiques could trade and barter.

Corporate Marketing Plan

The potential advantage of the Telli*Pages is that retail outlets can communicate with households near their place of business to encourage them to stop by. Telli*Pages offer advertisers the opportunity to issue a variety of specials and discounts on a day-to-day basis to target individual buying patterns. In this way they can attract a large audience of local customers over a long period of time to maintain a constant flow of business.

The initial success of the Telli*Pages is dependent on the Company's ability to supply Telli*Screens to a great number of homes in a concentrated area within a very short period of time and assured advertisers that householders will use the Telli*Pages Directory on an ongoing basis. In this way advertisers can be confident that a concentrated mass of consumers will have convenient access to their promotional pages.

Within each area where a Telli*Pages Directory has been established the Company will select a community with a concentration of population around a large retail center. The Company's initial plan will be to deliver Telli*Screens free of charge to the home of every family with school age children in this community.

To encourage parents to accept the free Telli*Screen in their homes and become subscribers of the Telli*Phone Directory, the Company will maintain an up-to-date school directory with daily classroom homework homework assignments, teacher's notes, school news, and district information.

Telli*Pages operators who work with retail establishments in the area will be assigned individuals schools where they will organize and maintain procedures for securing data and entering it in the appropriate sections of the Telli*Pages Directory school news section in a timely manner. In the high schools, students wanting a part-time job may be hired to assist the Telli*Pages operators. In its research the Company has found that many school, teachers, and parent volunteers have been excited about the Telli*Pages school directory and many have agreed to assist in helping to keep the directory up-to-date. In return for their participation the Company has offered to issue small grants to classrooms, schools, or district foundations.

At a minimum the Company feels that it can expect a best efforts agreement from schools to cooperate with the program. School districts have been attempting to establish an electronic line of communication between the home and the school. Many school districts have been installing voice mail systems to automatically report student absences to the home and for parents to access a voice recording of important announcements and homework assignments. In some cases where the system has been installed, it costs the school district as much as $10 per student per month.

Many of these services and more can be available within the school district through the Telli*Pages at no cost to the district, and with the added bonus of generating income for the schools.

Through this campaign local retail establishments can promote the fact that they are supporting their local schools through the Telli*Pages Directory. Conversely, parents will be encouraged to patronize those retail establishments that advertise in the Telli*Pages.

To further encourage people to acquire subscriptions to the Telli*Pages Directory, the Company plans to offer subscriptions to the Telli*Pages Directory on a free, 30 day, "on approval" trial basis within the area where the first Telli*Screens will be distributed. This program is designed to appeal to people without school age children to test this new on-screen Tell*Pages Directory.

Building Directory Listings

The Company will hire Tell*Pages operators and supply them with Telli*Phone terminals to enter information onto the Telli*Pages. Many of these operators will work from their homes. The Company plans to concentrate on hiring mothers with children who will appreciate the opportunity to work from home.

Telli*Pages operators will be assigned a specific set of commercial accounts in their area that they will call on a regular basis to:

          -inform their assigned businesses, groups, and associations of the advantages of listing in the Telli*Pages Directory and encouraging them to list in the Telli*Pages

          -assist advertisers by entering their information under their listing in the Telli*Pages Directory

          -help advertisers to keep their information current by editing their Telli*Page or by modifying their listing categories

          -inform advertisers of new ideas that they may incorporate in their listings to increase their business or new programming systems that the Company may develop from time to time to improve their consumer communications.

Company Sponsored Advertising

The Company plans to send an advertising package to all businesses in the area served by the Telli*Pages Directory. The package will provide them with information on the Telli*Screen, the Telli*Phone and the Telli*Pages Directory. It will announce that the Telli*Screens are being introduced into their area and that many affluent consumers, located near their place of business, will have access to Telli*Screens and the Telli*Pages Directory.

They will be informed that a listing of the name of their establishment, the address, and telephone number already appears in the Telli*Phone Directory along with those of their competitors. The package will include a return postage paid Telli*Pages Data Listing Card for them to create a Telli*Page of information that they would like to see available to consumers under their listing in the Telli*Pages Directory. They will be offered one free listing of one advertising Telli*Page of information "on approval" for a period of 60 days to give them a chance to evaluate the Telli*Pages as an advertising medium.

To  support  this  mailing  program,   the  Company  will  purchase  significant
advertising space in the local newspapers to promote the fact that "the Telli*Pages are here" and Telli*Screen have been installed in households in the area. The purpose of the advertising program will be to encourage support for the Telli*Pages throughout the community, make merchants aware of the marketplace available to them to encourage them to return their Telli*Pages Data Listing Cards as soon as possible, and to evaluate the response to the Telli*Pages Directory from people and businesses in the adjoining areas where the Telli*Screens have not yet been distributed to households ("market research to evaluate and determine future budgeting for advertising and promotion").

Free Newspaper and Magazine Articles

Human interest stories and Telli*Pages background articles will be prepared by the Company and sent to the local newspaper, magazine, radio, and television stations. Some of the articles to be written or subjects to be promoted are:

               a) the Telli*Pages, the local schools, and funding for education.

               b) the Telli*Pages vs. the old yellow pages.

               c) the Telli*Pages, Telli*Screens and their use by government and local politicians.

               d) the Telli*Pages and their importance to community groups and associations.

               e) ideas from people and businesses in the community on how they are using to use the Telli*Pages Directory for their benefit.


Workshops, Sales Demonstrations, and Seminars

A small marketing staff will work with local clubs, associations, and community groups to conduct workshops and demonstrations in the geographic area served by the Telli*Pages Directory. The purpose will be to demonstrate the Telli*Screens and the Telli*Pages Directory to business and professional members of the community and inform them of the advantages provided everyone by communicating through the Telli*Pages.

The marketing staff will encourage these people to work with the local Telli*Pages operators Editors to help them understand how the Telli*Pages are used in the community, how to use the Telli*Pages to their benefit, and how easy it is to create and update Telli*Pages of information. In addition, the marketing staff will assist advertisers in using the media to draw people's attention to their Telli*Pages Directory listings.

Members of local groups, associations. and organizations will be invited to attend seminars in the Company's offices to learn how to use many of the functions of Telli*Screens and the Telli*Pages and how to promote their use through their network of members to reduce their costs, simplify their operations, and generate income. People attending these seminars will be invited to take a Telli*Screen home and test it with members of their household.

The Company  believes  that a  cooperative  marketing  effort among many people, businesses, and organizations who agree to use the Telli*Pages Directory to broadcast information will encourage the growth of the Telli*Pages into other communities. Through advertising and articles in the local media, the information available through the Telli*Pages will be highlighted by those who have created it.

Telli*Phone Subscriber Smart Cards

As the success of Telli*Pages builds, the Company intends to issue Telli*Phones and plastic Telli*Phone smart cards ("Telli*Cards") to subscribers of the Telli*Pages Directory for an additional monthly fee. Businesses in the community will be encouraged to offer special discounts to Telli*Phone subscribers who show their cards at the time of purchase. These offers may not be advertised or made available through any other medium. As a result, businesses will be able to determine the return they are experiencing from the use of the Telli*Pages.

The First Telli*Pages Directory Operation

The Company will introduce Telli*Screens to the marketplace in a single local community in cooperation with local groups like the Chamber of Commerce. During the initial stage of the product's introduction the Company will debug its, modify any design flaws to insure that the products will meet the needs of the marketplace, and establish verification of the Company's Business Plan before it makes any significant investment in the manufacture of Telli*Screens. The goals to be verified are the following:

               a) The Telli*Pages Directory can be distributed successfully and families will come to rely on the Telli*Pages as their primary source of school news and student information.

               b) People will come to rely on the Telli*Pages Directory as their local telephone book.

               c) The Telli*Pages will grow within the community primarily through promotion and support from local businesses and community groups who will use it for their own benefit.

               d) People will come to rely on Telli*Screens as the new home communications appliance to replace their telephone yellow pages book.

               e) Major information providers will demonstrate their confidence that Telli*Screens will allow them to expand their marketplace of users beyond that of users of personal computers by purchasing Telli*Phone licensing contracts to reach Telli*Pages subscribers.

               f) The Telli*Pages Directory will operate successfully and profitably as a small business within a single community.

Product Distribution

The initial success of each district Telli*Pages Directory will be the Company's ability to create a critical mass of subscribers in a community within a short period of time. The Company's goal will be to deliver a Telli*Screen to the home of every family with school age children within a nucleus of the district served by a Telli*Pages Directory. Each Telli*Pages Directory Area is comprised of approximately 5 different areas called "Telli*Pages Access Units."


The Company plans to offer school districts encompassing the most affluent Telli*Pages Access Unit in the Telli*Pages Access Area a plan whereby it can generate funds for school projects. A Company representative will conduct a workshop at meetings of the P.T.A., and meetings of other parent groups responsible for raising funds for schools in the district. At these meetings, parents will be shown the Telli*Screen and the Telli*Pages Directory including the school news and information directory. The Company will work with school representatives to establish a group of parent volunteers to help enter school district information and class news in the school news section of the Telli*Pages Directory.

A Company marketing representative will conduct teacher workshops at every school within the school district to familiarize teachers with the Telli*Screen, the Telli*Pages Directory, and the process by which funds will be generated for the school district. A Telli*Phone will be left in the school office or teachers lounge for teachers to operate and discover ways they can use the school news and information section of the Telli*Pages Directory. By allowing the teachers this hands-on experience, they will become familiar with the school directory section of the Telli*Pages Directory. Some teachers may be interested in writing material that will be published by the Company and distributed through the Telli*Pages.

-------------------------------------------------------------------------------
DEL MAR SCHOOL                                                     435-1468
105 Avenieda Miraflores                                  Tiburon, CA  94920
-------------------------------------------------------------------------------
1.       SCHOOL BULLETIN

2.       GRADE and CLASS NEWS
3.       EVENTS and MEETINGS

4.       P.T.A. DIRECTORY and NEWS
5.       GENERAL INFORMATION and RULES

6.       YOUR CHILD (Confidential)
7.       LEAVE A MESSAGE FOR A TEACHER

TYPE A NUMBER - then PRESS the SEND key.
-------------------------------------------------------------------------------

Necessity to Raise Additional Capital

It is the opinion of the Company, that in the next six months, it will be necessary to raise additional funds to meet the expenditures required for operating the business of the Company. The Company has been in the development stage since inception and has no history of revenues. Realization of the Company's objectives is dependent upon the Company's ability to pay its obligations, raise additional capital and introduce its product to the marketplace to establish the success of future operations. The success of the product in the marketplace, and the ability of the Company to continue as a going concern cannot be determined at this time. The report of the independent Certified Public Accountant expresses substantial doubt about the Company=s ability to continue as a going concern.

The Company will require funds for:

     - Office Rent and General  Office Expense
     - Administrative Salaries (CEO, COO, and Secretary)
     - Product Development Salaries (Engineer, Editor, and Programmers)
     - Telli*Phone and Telli*Screen Prototype Engineering Expense
     - Data Base Software Programming Expense
     - Capital Purchases
     - Central Computer for Telli*Phone Directory
     - Telli*Phone and Telli*Screen Production Models for Initial Market Test (100 - 200)
     - Marketing Expense
     - Legal and Audit Expense

The Company plans to use a variety of means to raise the required capital, including the sale of Common or Preferred stock or debt instruments.

Most of the initial funds will be used to establish a fully operational Telli*Pages Directory central computer system with a number of commercial listings. In addition, the Company plans to have distributed, through a local school district, at least two hundred Telli*Screens to households within the area served by the Marin Telli*Pages Directory. Once the system is in place the Company believes a significant value will have been established for its technology. The Company anticipates being able to attract financial support from at least one major corporation that will have an interest in reaching Telli*Pages subscribers. This financial support will help to increase the number of subscribers to the Company's Telli*Phone Directory and increase revenues to support ongoing operations.

Research and Development to be Performed

The Company has no plans for the establishment of any significant new research projects during the year 1998. Additional programming development of a cosmetic nature is required to prepare the Telli*Phone Directory for use by the general public.

The Company's engineers plan to upgrade the Telli*Phone operating systems to interface with the new Telli*Pages server design, implement security features for the Telli*Pages to protect users. The Company intends to implement remote authoring software to enable businesses and consumers to conveniently input, from the field, advertising and other community information in the pages tied to their listings in the Telli*Pages Directory.

In addition to entering address information on businesses and groups in Marin County under their appropriate categories in the Telli*Pages Directory, the Company editors will modify the Telli*Pages indexing system during the market test to correct any difficulties subscribers may have responding to Telli*Screen software while using the Telli*Pages Directory.

Also during the market start-up stage, the Company engineers will redesign the analog telephone board in the Telli*Screen and Telli*Phone to move from operating from a PCIMCA card to a CAD PC board design using chip. This will enable Telli*Screen and Telli*Phone productions models to use the latest technology. With continual software upgrading through automatic downloads from Telli*Pages servers while subscribers are online, Telli*Phone technology and the Telli*Pages systems should remain constantly up-to-date.

The Company also intends to design custom keypad digital keys for the Telli*Screen and the Telli*Phone, modify all the analog keys and functions, and optimize the interior of the Telli*Screen and Telli*Phone for BETA manufacture and government compliance. The Company intends to develop additional software systems for the Telli*Phone including functions such as fax, e-mail, voice messaging, notepad write, metering, user interfacing systems, smart card functions, and compete engineering specifications.

During the final stages of the market test the Company plans to implement the Telli*Pages tracking devices that will check subscriber telephone ID codes for security and track subscriber movement in the Telli*Pages Directory to generate marketing reports. On completion of the test the Company will have created complete engineering specifications for the Telli*Pages system architecture.

In addition, directory listings have to be acquired from the State of California and entered into the central computer to be able to market the Telli*Pages Directory as a complete directory of commercial establishments within the geographic area to be served by the Telli*Pages Directory. Management feels that approximately three months of software development will be required to add these listings to the Telli*Pages Directory.

Anticipated Material Acquisition of Plant and Equipment

The Company does not plan to set up any manufacturing facilities of its own; therefore it will not be making any material acquisition of plant and equipment within the next fiscal year of operations.

Approximately 80% of the capital required to establish a Telli*Pages Directory within a limited geographical area for the Beta Test will be used to set up and purchase Telli*Screens and the central computer system to store the Telli*Phone Directory. The Company believes that there will be no market for this equipment other than for use by the Company to operate the Telli*Pages Directory.

Following the Test, the Company believes that over 60% of the capital required to maintain a Telli*Pages Directory within a specific geographical area and increase the number of Subscribers and advertisers to the Telli*Pages Directory in that area will be used for the purchase of Telli*Screens, Telli*Phones and other computer equipment.

Anticipated Material Changes in Number of Employees

The Company presently employs a CEO, CFO, Secretary, Systems Engineer and Programmer. Within the first six months of 1998 Registrant plans to employ at least one hardware engineer, two technicians, four software engineers, two programmers, a marketing director and online licensing director, an advertising director, and five administrative assistants.

Material Areas Peculiar to Registrant's Business

The Company is not aware of any areas of its business not similar to the publishing and distributing of interactive information through the telephone network.

(c)   Financial Information About Industry Segments

         The Company's business is focused in one industry segments.

(d)  Narrative Description of Business

Telli*Phone Products and Services

The Telli*Phone Telli*Pages

The Company believes that Telli*Phone and Telli*Screen hardware and Telli*Pages software navigational tools and services are uniquely positioned to capitalize on the shortcomings of the Internet as an advertising medium, a system that requires people to be computer literate, and a system where participation requires a substantial investment into computer equipment and software.

The Company believes that by supplying consumers with access to media properties focused on local interest areas, local demographic groups, and community geographical areas, the Company can provide advertisers with a greater ability to target their advertising messages to relevant audiences.

The Telli*Phone Directory

The Telli*Phone Directory is a library of information stored in a computer maintained by the Company and located in the community being served. The Company has programmed an intelligent, interactive indexing system into the Directory establishing categories where information can be entered by businesses, groups, and associations within the community. These authors can update their information at any time directly from a Telli*Phone or by calling a Telli*Pages Directory operator.

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


     THE TELLI*PAGES DIRECTORY


     1.   THE TELLI*PAGES GUIDELINE

          Information on commercial Products and Services

     2.   THE COMMUNITY ONLINE

          Information and News from Community Organizations

     3.   THE TELLI*PAGES BUY AND SELL

          Items for Sale from Telli*Pages Subscribers

The intelligence of the Telli*Pages programming system is unique compared to the operation of other online systems. The brain of the Telli*Pages server is made up of individual programmed concept cells. Each cell contains a complete software program developed by an author experienced in the subject matter being presented and edited by an editor experienced in the Guinness Tri-Stage Learning Systems programming techniques. The cells are linked and work together to help subscribers find pages of information on specific topics.

Subscribers respond to pages of information displayed on the Telli*Screen. The cell programs evaluate the thought processes indicated by each response and display additional pages of information. These pages may be further questions for clarification, a list of options, a presentation of ides for a greater perspective of the options that may be explored within a particular subject, or a page of information about the subject.

The Telli*Pages Directory is divided into three main categories. Each category has been separated into many subjects and each subject has been dissected into multi-level topics. The Telli*Pages software system contains over 10,000 connection subject and topic programmed cells resulting in a system with a high level of intelligence that allows people to simply "talk" to the Telli*Screen to locate what they want. At the present time, subscribers use a telephone keypad to enter numbers corresponding to their choices form the options displayed on the screen.

GUIDELINE (free access) - Listings of all retail  businesses and service vendors in the area connected to various subject categories and linked to a page where they can write information about their location, products, services, and special offers. Advertisers may enter, update, or change their information at any time through a Telli*Phone or by calling a Telli*Pages Directory operator.

COMMUNITY NEWS AND INFORMATION (free access) - A library of information for local government and service organizations to list their services, meetings, special events, educational information, and programs offered.

BUYLINE(free access and listings) - A two line entry for subscribers to list buy and sell merchandise, garage sales and other items or services. Telli*Pages linked to their listings are available for $30 per month to display additional information. Information may be may be entered, changed, or updated in the pages by subscribers at any time for no additional charge.

Authors, businesses, groups, associations, and subscribers with listings are assigned coded pages within the topic cells linked to their listings. For $30 per page per month they can store and enter details about their ideas, products, or services. Through a Telli*Phone Authoring Subscription people can write, edit, and update their information at any time on a Telli*Phone, or a personal computer with a modem, using the Company's AMENU authoring and programming system. At the push of a button, their pages of information are sent to the Telli*Pages server via telephone lines where they are automatically placed in the appropriate sections of the Telli*Pages Directory. Since each topic cell has the potential of containing pages of information from many sources, subscribers have the opportunity of analyzing specific topics from a variety of angles.

The Telli*Pages Directory is maintained by the Company in a central computer, connected to the local telephone system, and located in the community served by the Telli*Pages Directory listings. The central computer is designed to support up to 64 telephone line connections and each telephone line supports one Telli*Screen or Telli*Phone. It is expected that each Server will service as many as 1,280 Telli*Pages Subscribers due to the fact that not all subscribers will be communicating with the server at the same time.

The Company has not conducted a test of the ability of the server to support a large number of subscribers accessing the Telli*Pages Directory at the same time. There is no assurance that the software in the server will be successful in accommodating a large number of subscribers. It may be necessary for the Company to purchase additional central computers to reduce the number of subscribers accessing a single computer at one time. This may result in a substantial increase in the amount of working capital necessary to operate a community Server and provide adequate service for subscribers to the Telli*Pages Directory.

The Telli*Phone

The Telli*Screen is an LCD screen with a telephone keypad. Inside the case is a high powered personal computer with a modem. People operate the Telli*Screen by pressing keys on the Telli*Screen's telephone keypad. They are guided by instructions that are displayed on the Telli*Screen.

The internal operations of the Telli*Screen are controlled by proprietary software developed by the Company. The software which controls the operation of the Telli*Screen can be accessed only by a Telli*Pages central computer. To access a central computer the telephone number for the computer must be entered into the Telli*Screen's automatic dialing system from a Telli*Pages server. In this way the Company will be able to assess licensing fees and transaction fees for the use of Telli*Screens for anything other than accessing the Telli*Pages Directory.

The Telli*Phone

The Telli*Phone is a Telli*Screen with additional telecommunications features. The Company does not plan to make Telli*Phones available to the marketplace until after the initial success of Telli*Screens. Telli*Phones will be rented to Telli*Pages Directory subscribers for an additional monthly fee. In addition to being a sophisticated telecommunications device, with a Telli*Pages subscribers will have the ability to upload to and download information from the Telli*Pages Directory.

People operate the Telli*Phone by pressing keys on the Telli*Phone's telephone keypad or on the optional remote control keyboard. They are guided by instructions that are displayed on the Telli*Phone screen.

The internal operations of the Telli*Phone are controlled by proprietary software developed by the Company. The software which controls the operation of the Telli*Phone can be accessed only by a Telli*Phone central computer. People can make ordinary telephone calls from the Telli*Phone but to access a central computer the telephone number for the computer must be entered into the Telli*Phone's automatic dialing system from a Telli*Pages server. In this way the Company will be able to assess licensing fees and transaction fees for the use of the Telli*Phone for anything other than accessing the Telli*Pages Directory or as a telephone and personal answering system.

                    Telli*Phone Internal Hardware Components

The Telli*Phone includes the following essential components:

               a) a two-line telephone with 16 telephone keys;

               b) a speaker and microphone;

               c) a 33,600 baud modem chip set (data rate higher with h compression) which includes data, fax, and voice;

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

The Telli*Phone Central Computer (the "Server")

The Telli*Pages Directory is stored in an Alpha Micro computer that resides in the Company's offices in Mill Valley, California. The central computer functions through a proprietary operating system that contains a simple software mapping structure. The central computer has 16 disks and each disk is divided into approximately 300 files through a geometric plotting procedure Each file is divided further into approximately 300 sections and each section contains numerous categories containing pages of information.

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

               D = The content is a page of information about the restaurant ("M" would mean the page of information is a program to analyze the Subscriber=s response to the display page of information and determine the next page of information to be displayed).

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


The telephone number 332-9244 identifies CHRISTOPHE'S RESTAURANT, 1919 Bridgeway Avenue, Sausalito, California.

The System Operator of the Telli*Pages Central Computer can easily access a particular page of information or the program that controls the direction determined at a specific page. To view a copy of the above page from a Telli*Phone terminal the System Operator would first identify himself or herself by typing the appropriate passcodes into the terminal. Once identified, the central computer will give the System Operator a dot prompt (".") to signify that he or she is in a command mode and the system is waiting for further instructions. The System Operator will then enter the following information to access the specific page of information.

     .LOG FlD: = Go to disk 9 and access file 5, section 1.

     .VIEW  E29R4B  = On  the  screen  display  page 2 of  the  information  for
                    Christophe's Restaurant in Sausalito.

Telli*Pages Authoring and Programming Language

The Telli*Pages Directory contains display pages of information written by editors trained in Guinness Tri-Stage Learning Systems. The pages of information are composed from a small strategic set of questions that the editors feel are important in determining the mind set of the subscriber viewing the display. Telli*Pages subscribers read the information on the screen and press keys on the telephone keypad to indicate decisions that they have made about the information displayed, thus supplying answers to the editor's questions.

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

AMENU is a central application computer software program that establishes the guidelines for writing Telli*Pages Directory programs and the pages of information that represent the content of the Telli*Pages Directory. The program is written in Assembler Language and takes up approximately 64K of memory. AMENU interprets a Telli*Pages Editor's instructions into a language understood by the central computer's operating system and sees that the author's instructions are carried out.

The AMENU Authoring Program has two significant pants.

                           AMENU Directional Software

Using ordinary English and a few simple codes, Telli*Pages Editors can design AMENU Directional Programs for subscribers. Each AMENU Directional Program displays one page of information and contains the parameters for evaluating each subscriber's response to determine the next page of information to be displayed.

The following is an example of a AMENU Directional Program.

 .G11
1,                M,       G111
2,                B,       F1:BEGIN
MARIN,            B,       G11263
3,                R,       GE:MAPS
0,                M,       G1
00,               B,       GI:BEGIN
$()               M,       HELP

                             Explanation of Program:

 .G11              Clear the screen,  display  the page  titled  "G11" on disk 9, file 5, section 1, and wait for subscriber's response to the information on the screen.

1, If the subscriber types in the number 1, maintain a record of the previous pages displayed in the memory stack and run a new program titled "G111" in this same section.

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

3, If the subscriber types in the number 3, clear the memory stack of the previous pages displayed and go to disk 9, file 6, section 1, and load into memory the educational program "MAPS", written in BASIC, to help the Subscriber learn how to read a map of the United States

0, If the subscriber presses the "BACK" key on the Telli*Phone or Telli*Screen keypad, go back and display the previous screen in the memory stack.

00, If the subscriber presses the "HOME" key on the Telli*Phone or Telli*Screen keypad, go hack and display the introduction screen in the existing file.

$                   (),  If  the  subscriber   enters  anything  that  is  not
                    designated above, then, without clearing the memory stack, load in the program "HELP" that gives further instructions to the subscriber on using the Telli*Pages and responding to the information in this file

                             AMENU Display Software

The AMENU Display Software allows display screen editors to create pages of information as easily as typing a page on an ordinary typewriter. What appears on the Telli*Pages Editor's terminal screen is exactly what will appear on the subscriber's screen.

Special Telli*Phone formatting codes and graphics codes are available for authors who want to create more sophisticated pages of information. These special codes may be entered into the page by pressing specially marked keys on a Telli*Phone remote control keyboard.

The Telli*Pages Security Program

The Company has written a security software program that prohibits Telli*Pages subscribers from entering or changing information in the Telli*Pages Directory without receiving prior authorization. Each subscriber's account file contains details about a subscriber's privileges in using the Telli*Pages Directory that is linked to the Telli*Pages tracking code. Every time subscribers sends information to the Telli*Pages Directory, the central computer checks his or her account to determine whether or not he or she has the authorization to proceed.

                    Telli*Screen and Telli*Phone Installation

The Telli*Screen and the Telli*Phone, like a fax machine, plug into an ordinary telephone outlets and operate through existing telephone lines without any additional telecommunication device or installation charges from the local telephone company.

Status of Product

A Telli*Pages Directory presently resides in a centralserver located at the Company's business office. Only a few directory listings with accompanying advertising, have been entered into the Telli*Pages Directory for demonstration and testing purposes. The Company does not feel it is financially practical to enter current listings until just before the product becomes available to subscribers. The Telli*Pages Directory is accessed through the telephone system from Telli*Screens connected to a telephone.

During the first six months of 1998 the Company intends to purchase computer hardware components for the assembly of Telli*Screens, assemble Telli*Screens and prepare the Telli*Pages Directory and the central server for a market test

By September 1998, the Company plans to have entered enough listings in the Telli*Pages Directory to provide sufficient advertising information and commercial listings to make it a profitable product. It is anticipated because of the extensive work that has been completed in preparing the indexes for the Telli*Pages Directory that this work can be accomplished by an editorial staff at the same time Telli*Screens are being assembled for the products market introduction.

Telli*Pages listings are available through state agencies and private vendors and contain businesses broken down into many categories that coincide \with the Telli*Pages categories. During the second quarter of 1998 the Company plans to send a mailing to all businesses within the area telling them that they are listed in the Telli*Pages Directory and encouraging them to create pages of information about their products and services tied to their listings. Through a telemarketing program, Telli*Pages operators will assist them in creating their first Telli*Pages Directory information pages.

During the introduction of the product into the marketplace the company plans to contract a manufacturer to manufacture large runs of Telli*Screens. To facilitate this the Company's engineer, Mr. Richard Morse, will redesign the main mother board of the Telli*Screen and Telli*Phone to eliminate many of the hardware components that were present for development and testing purposes but are not necessary to the operation as a device to distribute the Telli*Pages. Management anticipates the approximately six months of hardware and software engineering will be required to design a final high run production model of Telli*Screens and later Telli*Phones.

Management must emphasize that the Company has not developed Telli*Screens as products to generate profits in themselves. The Company plans to either assemble Telli*Screens from hardware components that are presently available in the marketplace, or establish a strategic alliance with a manufacturer of hardware products to manufacture them on its behalf. The Company views Telli*Screens as vehicles to distribute the Telli*Pages and promote the Company's software products. The Company anticipates that there will be enough local Telli*Pages advertising revenues to enable it to supply customers with Telli*Screens free of charge for as long as they are subscribers to the Telli*Pages Directory. The Company estimates that initially it will cost $300 for each Telli*Screen assembled. The Company has received estimates from consultants experienced in the manufacture of consumer products of a price of less than $150 per Telli*Screen for full production. It is difficult to predict an accurate price until the Company learns from its introduction into the marketplace the level of consumer response to the Telli*Pages Directory to determine the size of runs that are most feasible. If the Company's product is very successful then there will be available to the Company many methods of financing the manufacture of Telli*Screens that will allow the Company to order larger runs and further reduce manufacturing costs.

The cost of engineering is relative to the cost of manufacturing the product. The more engineering done prior to manufacturing the product, the lower the cost to manufacture the product. The Company will not be able to determine the amount of engineering it is prepared to do until it sees the results of the initial market test.

The Company plans that the majority of the cost to make these changes will be absorbed by the manufacturer of Telli*Screens as a condition of the strategic alliance with manufacturers. To negotiate a strategic alliances that will be to the benefit of the Company will require that the test reveal significant statistics to insure the potential success of the Telli*Pages Directory in the marketplace.

The Company plans to publicly announce the Telli*Pages Directory and the availability of Telli*Screens during the first half of 1998.

An important ingredient of the Company's marketing plan is making Telli*Screens available to Telli*Pages subscribers at no charge for as long as they are a subscriber to the Telli*Pages Directory. The Company feels it will not be successful unless it is able to attract a manufacturer of Telli*Screens and Telli*Phones that is willing to make a large financial commitment to the project. The Company had successful discussions in 1988 with Northern Telecom, a leading manufacturer of equipment, to supply it with Telli*Phones through an agreement supported with financial commitments. Northern Telecom was not able to develop an instrument sufficiently inexpensive to attract the general public. In the past few years the cost of computer and telecommunications equipment has fallen dramatically. The Company has completed a working model and design of a Telli*Screen and the Telli*Phone that can be produced for a price that the Company feels will attract the general public. However, it has not yet received a financial commitment from a manufacturer of equipment to enable the Company to proceed to manufacture its product.

At this time the Company is working with a local school district to test the use of the product in their area.

By the end of summer of the third quarter of 1998, the Company plans to have entered into the appropriate sections of the Telli*Pages Directory the names, addresses, and telephone numbers of all businesses, groups, and associations within the county and to have distributed approximately 500 Telli*Screens to households in the test area.

During the fall of 1998 the Company plans to complete the manufacture of at least one Telli*Pages server and have it operational within the test area.

By September of 1998 the Company plans to have a major marketing effort underway to sell advertising pages in the Directory. By the end of 1998, it plans to have manufactured a minimum of 5,000 Telli*Screens and to have distributed this first production run of Telli*Screens to over 5,000 households within Southern Marin county, California.

Sometime during 1998, the Company expects to have signed a contract with at least one major corporation to license Telli*Phone technology to communicate with Telli*Pages subscribers through Telli*Screens from their owner server.

By October of 1998 the Company plans to be well into the marketplace with its product and be able to demonstrate the following.

           - At least 90% of households that sign up for the Telli*Pages directory keep the system in their homes for a period of at least six months.

          -  All  Telli*Pages   subscribers  access  the  Telli*Phone  Directory
          frequently and on a daily basis.

          - Over 90% of Telli*Pages subscribers consider the Telli*Screen to be an acceptable device as part of their telephone.

Sources and Availability of Raw Materials

The Company does not plan to manufacture Telli*Screens itself, nor does it have any significant expertise in this area. However, Telli*Screens will be manufactured from the same materials used to manufacture personal computers and telephones. The Company is not aware of any problem that exists at the present time or that is projected to occur within the near future that will materially affect the source and availability of raw materials for the manufacture and supply of personal computers and telecommunications equipment.

It is expected that the Telli*Pages will have a significant impact on the use and production of the yellow pages telephone book that may reduce the need for paper to protect our trees.

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

On July 31, 1996, the Company filed a U.S. Trademark Application with the Assistant Commissioner for Trademarks in Arlington, Virginia for the name "Telli*Phone", with declaration, Under 15 U.S.C. ss.1051(b), as amended (Intent to Use) for the following goods:

"COMMUNICATION DEVICE CONTAINING ANSWERING MACHINE, VOICE/MAIL, FAX, MODEM, AND COMPUTER SCREEN TO PROVIDE INTERACTIVE NETWORK CAPABILITY"

The application was rejected on January 28, 1998 on the grounds that `the mark is merely descriptive of the goods, which resemble telephones."

The Company immediately filed another application with the U.S. Patent and Trademark Office for the mark TELLI alone. The Company anticipates being successful with this application.

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

Except for acquiring a local business license in areas where it plans to establish a Telli*Pages Directory, the Company is not, at this time, subject of any federal, state, or local licensing requirements or regulations.

Seasonal Business

The Company feels that directories of information are so diverse that the use of them to provide information or to acquire information is not seasonal. The Company will be selling subscriptions to consumers to access information from the Telli*Pages Directory and will sell space in the Telli*Pages Directory to businesses and organizations to advertise their products and services. While there may be an increase in advertising revenues leading up to the holiday season in December, the Company does not expect any increase to materially effect its flow of income or play any role in any change in its profits.

Significant Working Capital Required, Critical Mass of Users

The Company business requires it to purchase a significant amount of equipment and then to attempt to generate income from its use on a month to month basis. Paid subscriptions to the Telli*Pages Directory by consumers may not generate enough revenue to support the capital required to distribute Telli*Screens on an on-going basis. The Company will need significant revenues from paid advertising in the Telli*Pages Directory to support its capital expenditures. To generate significant income from businesses and organizations wishing to advertise in the Telli*Pages Directory, it must distribute enough Telli*Screens to create a critical mass of users within the area the Telli*Pages Directory is intended to serve. No one can guess how many users will be required to obtain that critical mass, or the amount of equipment, including Telli*Screens, that will have to be purchased and distributed to create this critical mass of users.

The Company has developed specific plans in an attempt to reduce the size of the critical mass of users that will be required to generate enough income from advertisers in the Telli*Pages Directory to maintain its operations.
These strategies are:

- Limiting the marketplace to a confined area (a small community) where the critical mass of users needed to generate income will be minimal, the flow of word of mouth advertising will be maximum, and where there will be a number of businesses that primarily serve households close to their establishments.

- Entering the name and address of every business within the geographic area to be served by the Telli*Pages Directory to provide a product that will have limited but immediate use.

- Offering free pages of advertising in the Telli*Pages Directory to businesses operating within the area to be served by the Telli*Pages Directory, for the first few months of operations to immediately begin building the Telli*Pages Directory and giving subscribers the opportunity to compare the effectiveness of the Telli*Pages Directory to traditional directories.

- Delivering a number of Telli*Screens to select homes with high income families within the area to be served, for a free, on approval period, to create a minimum mass of preferred customers for potential advertisers.

Dependence on a Critical Mass of Users

The business of the Company will not be successful until enough advertising revenues are generated to cover its monthly expenses. If the Company is not able to reach a critical mass of users, significant enough to attract enough businesses to advertise in the Telli*Pages Directory the Company will sustain substantial losses and may not be able to attract any additional capital to expand its subscriber base and reach the necessary critical mass of subscribers.

Backlog Orders

The Company has not yet gone to the marketplace with its product and therefore has no backlog orders of any kind.

Government Regulation

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access or conduct commerce on the Internet or for access through an online service or to establish an online service. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet and online services in general, covering issues such as user privacy, pricing, and characteristics and quality of products, services, and content. For example, the adoption of any laws or regulations that would prohibit distribution of obscene, lascivious, or indecent communications on the Internet may cause the Company to limit the scope of its products and services in the marketplace and increase its cost of doing business or otherwise have an adverse effect on the Company's business, operating results, or financial condition. Moreover, the applicability to the Internet, other online services, the Telli*Pages Directory, and the Telli*Screen and Telli*Phone of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain.

Competition

The Company plans to distribute Telli*Screens to subscribers to encourage them to enhance their existing telephones with Telli*Screens. Subscribers will be able to keep their Telli*Screens free of charge for as long as they remain subscribers to the Telli*Pages Directory and the Company is able to generate enough revenues from paid advertising in the Telli*Pages Directory to support its monthly operations. At this time the Company sees no competition from computer hardware and telecommunications equipment manufacturers and vendors.

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

The marketplace for online products and services is highly competitive and competition is expected to continue to increase significantly. In addition, the Company expects the market for online advertising, to the extent it develops, to be intensely competitive. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. Although the Company believes that the diverse segments of the online market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company competes with other providers of online navigational tools, products, and services, including directory and Web server review services and search engine services. Many companies offer competitive products or services addressing certain of the Company's target markets, including online companies like America Online and the French Minitel; suppliers of Internet products and services like Netscape, Microsoft, and Yahoo; the Regional Bell Operating Companies offering Yellow Pages and telecommunication products and services like voice mail and caller identification; MCI and other companies offering Internet connections; newspaper publishing companies offering local and classified advertising including, in many cases, telecommunication and online community information and news; printers, distributors, agencies, and clubs offering or managing retail discount coupons and redemption certificates and awards.

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

The most significant market where the Company competes is in the area of telephone directories. The Telli*Pages Directory will compete primarily with the local telephone company Yellow Pages directory in areas where it establishes a Telli*Pages Directory central server. Specifically, it may be competing for advertising dollars. Even though the local Telephone Companies are regulated by the State Public Utilities Commissions they have unlike the Company, major financial resources available to them. If the Yellow Pages publishers see the Telli*Pages Directory as a major threat to their profits, it is possible that they would use their resources to attempt to eliminate competition from the Telli*Pages Directory. How the Telephone Companies would attempt to eliminate competition from the Telli*Pages Directory is not clear at this time.

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

More recently, some organizations with significant financial resources have made similar attempts at establishing an interactive service in the home through the television set by encouraging consumers to attach cablevision/terminal boxes to their television sets. WebTV Networks introduced the first mass-market information appliance in 1996, a little black box attached to the TV which connects to the World Wide Web and to e-mail. The second generation appliance, WebTV Plus has several new features that have not yet been implemented by

WebTV's proprietary online service or by the TV networks, but provide an electronic TV listing in addition to the features of the earlier model. These terminals are connected to outside fiber optic cable systems and are promoted principally as a means of receiving home movies on demand. These services are available only to a limited marketplace and it is too soon to project whether or not consumers will utilize the service or be willing to pay for it. As reported in the Wall Street Journal, February 27, 1998, Microsoft has supported this entertainment format with its $425 million acquisition of WebTV Networks Inc. and its $1 billion investment in Comcast Corp.

Some organizations have attempted to offer consumer oriented interactive directory services to the householder through personal computers. It has been reported that $1 billion has been invested into the Prodigy service, with about
2.3 million subscribers, which has yet to show a significant profit. As reported in the October 31, 1997 issue of Interactive Services Report, Prodigy's recent ad campaign was targeted to those who have been frustrated with experiences using the Internet and to encourage people to use Prodigy as an alternative to America Online, with its approximately 9 million subscribers, which is currently the most popular and profitable of the consumer oriented computer networks in spite of occasional access problems. Attempts have been made by financial organizations to offer home banking services through a telephone which includes a computer processor, a modem, and a digital video screen.

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

Also competing online for the potentiality huge market of "local" advertising dollars will be CitySearch, funded by AT&T and Compaq Computer Corp. which has expanded its menu of information in the community government and local news categories. It now features multimedia sites with volunteer, nonprofit and government Infosites. Microsoft Network, with 2.3 million subscribers, has suffered from losses and a series of missteps and is now focusing on a free World wide Web version of MSN and services and tools that will help people do everyday things. Following layoffs at Sidewalk local activity guides and the elimination of an online travel magazine, Mungo Park, Microsoft plans to launch a new site, code-named Start, to serve as a hub for new Web offerings, including Expedia for travel, Carpoint for autos, MSNBC for news and a streamlined Sidewalk to be launched in 50 cities by the end of 1998

US West Media Group debuted its local Internet information service called "DiveIn" in 10 local markets. AT&T is developing a local Web information service called Hometown Network, now being test marketed in Sacramento. Zip2, another newspaper affiliate network (Knight_Ridder and Landmark Communications), plans to offer automotive and real estate listings, arts and entertainment guides, and Yellow Pages and community mapping services, with editorial content generated by local affiliates.

All of these services could be accessible to Telli*Pages subscribers through Telli*Screens once Telli*Screens are distributed in the marketplace and if the pricing makes access practicable. All basically promise the same thing; movie reviews, restaurant listings and reservations capabilities plus community and school information area maps and travel information.

A new generation of telephones with screens for accessing the Internet are currently being tested. These phones, which are less expensive and easier to use than computers are expected to bring millions of new users to the Web's home pages, although none support industry-standard Web browsers. In the months ahead Cidco Inc., Philips Consumer Communications and Mitsui Contek Corp. plan to sell screen phones that can perform many of the data communications functions of the PC.

Cidco's Phone offers several telephone options plus e-mail yellow and white page directories for many US locations as well as limited Internet access as its InfoGear browser doesn't implement some common Web technologies. Philips Home Services conducted a test in Garden City, New York using Philips screen phones and Oracle Corporation's InterOffice software enabling 6,500 businesses and consumers to access the Web and send and receive e-mail. The Philips screen phone utilizes special software to translate Web graphics to telephone compatible text based menus and contains Web content developed by Garden City's newspaper, including movie listings and local notices.

US West conducted a small trial of its TransPhone screen phone in Spokane, Washington claiming it to be a test of the concept rather than the device. Motorola has developed a screen phone as has Northern Telecom whose phone was released in early 1997 using Sun Microsystems Inc.'s Java language to translate data from Web pages into a format readable on the phone's small screen. Navitel Communication's TouchPhone which shipped in spring 1997 uses Microsoft's Windows CE operating system and Web browser. It allows users to surf the Net, exchange e-mail and voice mail and receive personalized information downloaded from the Web.

Uniden America and Intelidata Technologies screen phones connect to the Internet, but to date display only plain text. Nokia's wireless phone allows users to check e-mail and download bits of data from the Web.

The market research firm IDC expects that sales of such Internet phone units will grow from 333,000 to 1.5 million in 1999. They predict sales to reach 4.5 million by 2001. Various sources including Probe, a US research company project a 9.5 million penetration level of smart phones in the US by the year 2000. Smart phones and Internet phones should appeal to the 65 percent of homes which do not have a personal computer. The US Electronics Industries Association currently reports that 95 percent of households have a telephone, with 2.4 as the average number of phones per household.

There is no assurance that the Company can compete successfully for advertising dollar with other local media, the community newspapers, radio, and TV, or that the Company can compete with current and future sources of competition or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition.

The Company cannot make any assurances that it will be able to obtain financing to take its products to the marketplace in a profitable manner, or that if its products receive favorable acceptance by the general consumer public, that it will have the resources to sustain itself while competing with major organizations with similar goals. The Company can provide no assurance that it can protect itself from providing potential competitors additional information from its business plan that will assist them in determining ways to make their present products successful in the marketplace. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful introduction and marketing of its products or that they will meet the requirements of the marketplace and achieve market acceptance. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial conditions.

Research and Development

The Company's current development efforts are focused on new products and product enhancements. The Company believes that its software and engineering development team represent a significant competitive advantage for the Company. The Company's ability to attract and retain highly qualified employees will be the principal determinant of its success in maintaining technological leadership in its field. The Company intends to have a policy of using equity-based compensation programs to reward and motivate significant contributors among its employees. The Company determined that, effective December 31, 1994, all significant research and development had been completed regarding the development of the Telli*Phone.

In the last three fiscal years the Company has spent and accrued approximately the following amounts on company-sponsored product development activities determined in accordance with generally accepted accounting principles. The entire amounts were spent and accrued on activities relating to the enhancement of software for the Company's new products, the Telli*Screen and the Telli*Phone.

         1995              $        nil
         1996              $        nil
         1997              $        nil

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

Employees and Management of Growth

The Company has five full-time employees, including three in administration and finance and two in research and product development. The Company plans to hire an additional 17 employees, including one in hardware engineering, four in software engineering, two in technical maintenance, three in marketing, and seven in directory advertising sales and listings. The Company's future success is substantially dependent on the performance of its senior management, key technical personnel, and marketing and sales team and its continuing ability to attract and retain highly qualified technical, managerial, marketing, and sales personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

The Company intends to establish Telli*Pages Directories in other geographic locations, which will create additional operational and management complexities, including the need for continual updating and maintenance of directory listings. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures, or controls will be adequate to support the Company's operations, or that Company management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company's products and media properties. Any inability to manage growth, if any, effectively could have a material adverse effect on the Company's business, operating results, and financial condition.

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

(f) Factors Affecting Company's Business Operating Results & Financial Condition

Development Stage Company; Limited Operating History

The Company has been in the development stage since its inception and has not commenced a public operation of the Telli*Pages, has not begun generating any advertising revenues for the Telli*Pages Directory, nor has it commenced shipment of any Telli*Screens. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, continue to respond to competitive developments, attract, retain, and motivate qualified personnel, implement and successfully execute its advertising sales strategy, develop and market additional media properties, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The report of the independent Certified Public Accountant expresses substantial doubt about the Company's ability to continue as a going concern.

No Assurance of Successful Operations

The Company will attempt to establish an online Telli*Pages local information directory. An internal test of its computer information network was initiated in Marin County, California, during March 1987, on a very limited scale, but it has not begun any operations of the network involving the use of the Telli*Pages by the general public and has not received any revenues from operations. There is no assurance that the Company will be able to successfully commence or establish a large scale operation of the Telli*Pages Directory and no assurance that the user public will accept a new way to access local community information or that community businesses and groups will adopt new communications strategies. The Company's receipt of significant revenues is dependent on the successful operation of its Telli*Pages, the outcome of which cannot be determined at this time. Any failure to develop or maintain the Telli*Pages could adversely affect the Company's business, results of operations and financial condition. This condition raises substantial doubt about the Company's ability to achieve or sustain profitability.

No Revenues From Product Sales; Significant and Continuing Operating Losses; Accumulated Deficit

Since the incorporation of Guinness Productions, Inc., the first predecessor of the Company, in November 1980, the Company has not shipped any products nor generated any revenues from sales of its products. Accordingly, the Company has no operating history upon which an evaluation of its prospects can be made. There is no assurance that the Company's operations will be successful or that it will meet its stated objectives. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment  of  a  new  business  in  the  consumer  computer  telephony  and information network development industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the shift from development to commercialization of new products based on innovative technology. There can be no assurance that the Company will be successful in addressing such risks. As of December 31, 1997, the Company and its predecessor had an accumulated deficit of $10,595,207 with current liabilities of $1,729,025. The Company currently expects to significantly increase its operating expenses to develop and expand its sales and marketing operations, to fund greater levels of product development, and to develop and commercialize additional media properties. As a result of the foregoing factors, the Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. There can be no assurance that the Company will achieve or sustain profitability. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Potential Fluctuations in Quarterly Operating Results

As a result of the Company's limited operating history, the Company does not have historical financial data on which to base planned operating expenses. Quarterly revenue and operating results will depend substantially upon the advertising revenues received within the quarter from the Telli*Pages Directory, which are difficult to forecast accurately. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results, and financial condition. In addition, the Company plans to increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, and broaden its customer support capabilities. To the extent that such expenses precede or are not substantially followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the number of Telli*Phone Subscribers operating Telli*Phones within the geographic area covered by the Telli*Pages Directory (the Telli*Pages), the level of usage of the Telli*Pages Directory, demand for Telli*Pages Directory advertising, seasonal trends in both Telli*Pages usage and advertising placements, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of the Telli*Screen or accessing the Telli*Pages Directory through the Telli*Pages or other media properties developed by the Company, general economic conditions and economic conditions specific to the Telli*Pages and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company also expects that it may experience seasonality in its business, with advertising impressions (and therefore revenues) being somewhat lower during the summer and after year-end vacation and holiday periods, when usage of the Telli*Pages Directory may he expected to decline.

Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations.")

Financial Condition of the Company

The Company does not have an earning history. In addition, the Company is a development stage company which is in the process of initiating a market test of its computer information network and access device, the Telli*Screen. The Company will require additional capital to finance its current and proposed operations. There is no assurance that the Company will be able to raise any additional capital or that such additional capital will be available at the time required by the Company to successfully promote and operate the Telli*Pages Directory. There is no assurance of the Company's ability to receive significant revenues from subscriptions to the Telli*Phone Directory, advertising in the Telli*Pages Directory, licensing fees to communicate through the Telli*Pages with Telli*Screen or from the operation of the Telli*Pages subscribers.

New  Concept  and  Emerging  Markets;   Uncertainty  of  Market  Acceptance  and
Commercialization Strategy

The utilization of combination telephone-information network products for consumer applications represents a relatively new business activity characterized by emerging markets and an increasing number of market entrants who have introduced or are developing an array of new telecommunications products and services, some of which will compete in some segments (i.e. home banking) against the Telli*Screens and the Telli*Phones, Telli*Pages Directories and any other products which may be developed by the Company. The Company is currently assessing market acceptance and demand with the intent of minimizing the risks involved with the financing and distribution of the Telli*Pages
Directory and Telli*Screens on a large scale. Market acceptance for the Telli*Pages Directory, and Telli*Screens will require substantial marketing efforts and expenditure of funds to create awareness and demand by potential customers. There can be no assurance either that a market will develop or that it will become sustainable.

Uncertainty of Market Acceptance of New Technology

The Telli*Pages Directory involves the use of a new communications device or tool. It may or may not be accepted by the marketplace. Similar, but not identical, approaches have been undertaken in the United Kingdom, where it had limited success, and in France, where it is succeeding with government assistance. Until the Company's marketing plans have been completed, one will not know what degree of success can reasonably be anticipated. Extensive use of the Telli*Pages will require what amounts to a cultural change in the user-public comparable to the FAX revolution now underway in America. Whether a market will develop for the Company's products, or if it develops more slowly than expected or becomes saturated with more well-funded competitors, or if it cannot effectively manage expansion, the Company's business, operating results, and financial condition will be materially adversely affected.

Dependence on Continued Growth in Use of the Telli*Pages

The Company's future success is substantially dependent upon continued growth in the use of the Telli*Pages Directory and the Telli*Screens in order to support the sale of advertising in the Telli*Pages and other online media properties under development by the Company.

There is no assurance that communication or commerce over the Telli*Pages will develop or that content will be provided. The Telli*Pages may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of performance improvements including high speed modems. In addition, to the extent that the Telli*Pages may experience significant growth in the number of users and level of use, there can be no assurance that the Telli*Pages infrastructure will continue to be able to support the demand placed upon it by such potential growth. In addition, the Telli*Pages could lose its viability due to delays in the development of adoption of new standards and protocols required to handle increased levels of activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Telli*Pages also could result in slower response times and adversely affect usage of the Telli*Pages Directory. If use of the Telli*Pages does not continue to grow, or if the Company's infrastructure does not effectively support growth that may occur, the Company's business, results of operations, and financial condition would be materially and adversely affected.

Uncertain Adoption of the Telli*Pages as an Advertising Medium

Because the Company expects to derive most of its revenues in the foreseeable future from the sale of pages of advertising in the Telli*Pages Directory, the future success of the Company is highly dependent on the development of the Telli*Pages as an advertising medium. Some of the Company's potential advertisers may have some limited experience or knowledge of advertising on the Internet through the World Wide Web, however, the Company's advertising customers have no experience with the Telli*Pages as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web-based advertising, and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, quality of service and acceptance of advertising) remain unresolved and may negatively affect the growth of Internet use and the acceptance of the Telli*Pages as an advertising medium. In addition, the Telli*Pages serves a very limited marketplace unlike the Internet which has a worldwide marketplace. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, the success of the Telli*Pages and the Company's business, results of operations, and financial condition will be materially and adversely affected.

Reliance on Advertising Revenues

The Company expects to derive substantially most of its revenues from the sale of pages of advertising in the Telli*Pages Directory, and expects to continue to do so for the foreseeable future. The Company has not introduced the Telli*Pages Directory to the marketplace, has not attempted to sell any pages of advertising, and has not generated any revenues from the sale of pages of advertising in the Telli*Pages Directory. There can be no assurance that advertisers will purchase advertisements in the Company's Telli*Pages Directory. The Company's ability to generate advertising revenues will depend, among other factors, on advertisers acceptance of the Telli*Pages as an attractive and sustainable medium, the development of a large base of users of the Telli*Pages, and the effective development of media properties that provide user demographic characteristics that will be attractive to advertisers.

No Assurance of Content Development or Advertising Revenues

A key element of the Company's strategy involves the implementation of a Telli*Pages Directory operation and the distribution of the Telli*Pages within limited geographical areas, to generate the maximum number of Telli*Pages subscribers (critical mass of users) that will generate the maximum amount of advertising revenues from the maximum number of advertisers, at minimum cost. Each area targeted for the establishment of a Telli*Pages Directory will be approximately the same geographic area covered by the local telephone directory for that area. In these efforts, the Company will rely and will continue to rely substantially on content development and localization efforts of third parties. For example, businesses advertising products and services, community groups and associations publishing news and directory information, and individuals selling products and services will create and update their pages of information using the Telli*Phone or the assistance of local Telli*Pages operators. There can be no assurance that the Company's marketing and educational efforts will encourage people to use the Telli*Pages Directory or that pages of information will be placed by third parties in the Telli*Pages Directory or that pages of information placed in the Directory will encourage people to become subscribers of the Telli*Pages or that the Telli*Pages Directory will result in significant revenue to the Company. Any failure of these parties to develop and maintain high quality and successful Telli*Pages also could result in dilution to the names Telli*Phone and Telli*Pages, which could have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success also depends in part upon the timely processing and updating of Telli*Pages Directory listings created by users, businesses, groups, and associations. The Company may experience significant delays in the processing and updating of information that could have a material adverse effect on the usefulness of the Telli*Pages Directory for subscribers which could have a material adverse effect on the Company's business, results of operations, and financial condition.

Dependence on Third Party Distribution of Content

The Company will be dependent on local telephone companies to provide transmission of Telli*Pages Directory information to subscribers. The telephone companies may assess data transmission rates that are sufficiently high to make use of the Telli*Pages too expensive for most subscribers. In addition, disruptions in the Company's ability to carry on its business due to phone system transmission or equipment failures causing interruptions, delays or cessation in service to users could result in a material adverse effect on the Company's business, results of operations, and financial condition.

Dependence  on Suppliers of  Telli*Screen  and  Telli*Phone  Components;  Single
Sources  of  Supply;  Assembly  of  Telli*Screens  and  Telli*Phones;   Cost  of
Telli*Screens and Telli*Phones

The Company currently assembles Telli*Screens and Telli*Phones from components or assemblies that are purchased from single sources. The Company believes that there are alternative sources of supply for most of the components and assemblies currently purchased from single sources. Some of the components and assemblies used by the Company for which there are not immediately available alternative sources of supply are provided to the Company under standard purchase arrangements. If a shortage or termination of the supply of any one or more of such components or assemblies were to occur, however, the Company's business could be materially and adversely affected. In such event, the Company would have to incur the costs associated with redesigning the Telli*Screen and Telli*Phone to include available components or assemblies or otherwise obtain adequate substitutes, which costs could be material. Also, there is no assurance that in redesigning the Telli*Phone products to include available components or assemblies that the operation of the Telli*Phone products could be materially and adversely affected. Any delays with respect to redesigning the Telli*Phone products or obtaining substitute components would materially and adversely affect the Company's business, results of operations, and financial condition.

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

The Company is designing its own main board to eliminate many of the computer components presently used in the assembly of Telli*Phones and Telli*Screens but not necessary for the operation of the Telli*Phone. Also, Telli*Phone products are instruments designed to handle a limited number of specific tasks and many hardware components can be eliminated from the present model because the Telli*Phone programming system is able to do many of the tasks through software. The Company anticipates that the unit price of a large run of Telli*Phone and Telli*Screen main boards to be designed by the Company will considerably reduce the present cost to assemble these products. There is no assurance that the Company will be successful in designing such a board or when designed that the products will function with the capabilities of the previous models. If the Company is not able to reduce the present cost of the assembly of Telli*Phones products there is substantial doubt about the Company's ability to generate enough income to justify the cost of its products in the marketplace. This condition would raise substantial doubt about the Company's ability to continue as a going concern.

Dependence on Reliable Source of Telli*Phones and Telli*Screens; Limited Market for the Telli*Phone and the Telli*Screen

The  Company  plans  to  contract   qualified   manufacturers  of  computer  and
telecommunications equipment to produce large runs of Telli*Phones and Telli*Screens on its behalf. It also anticipates being able to raise the capital required to purchase large runs of these products. The Company believes that it will be able to raise this capital through a variety of methods including the sale of securities, debt financing, and limited partnerships. There can be no assurance that the Company will be able to raise the capital required to interest a manufacturer to produce large runs of Telli*Phones and Telli*Screens or that if the financing is available and a manufacturer produces large runs of these products that some or all of the products will not be defective or that all of the Telli*Phones can be delivered in accordance with the intended delivery schedule. Significant defects in the Telli*Phones or Telli*Screens and/or a delay in the delivery of the products could significantly, materially, and adversely affect the Company's business, results of operations, and financial condition.

Although the Telli*Phone can be used as an ordinary telephone with stand-alone voice mail features, the Telli*Phone and Telli*Screen are designed primarily for use as a device to access information from the Telli*Pages. The Company anticipates that, if the Telli*Pages are not successful, there may not be an alternative computer information network to which the Company could lease or sell Telli*Phones and Telli*Screens. The Company further anticipates that it would realize a substantial loss on the products if it were forced to lease or sell them for use other than in a computer information network which would materially and adversely affect the Company's business, results of operations, and financial condition.

In the intensely competitive telephone-computer industry, large companies such as NorTel, Panasonic, Philips, Uniden, Navitel, Intelidata and Cidco which have significantly greater financial and management resources than the Company, could produce substitutes for the Telli*Phone and Telli*Screen appliances at a better price. In that case it is possible that the Company could use that source for its products. Also, there can be no assurance that competitors will not identify, develop, manufacture and offer products to the marketplace rendering the Company's products obsolete.

Dependence on Reliable Computer Equipment for the Telli*Pages Server; Dependence on Additional Financing for Growth

The computer equipment that maintains the Telli*Pages Directory (the "Server") and the telecommunications assemblies connecting the Server to the local telephone system are purchased from single sources under standard purchase arrangements. The Company believes that there are alternative sources of supply for most of the equipment and assemblies currently purchased from single sources. If a shortage or termination of the supply of any one or more of such equipment and assemblies were to occur, the Company's business could be materially and adversely affected. Also, the Company anticipates that the continuing success of the Telli*Pages in the initial markets will depend on the Company's ability to acquire additional equipment and assemblies to establish Telli*Pages Directory sites and distribute Telli*Screens into additional markets. The Company anticipates using various financing methods including debt financing and equity financing to raise capital for the purchase of additional equipment and assemblies to establish additional Telli*Pages Directory sites. There is no assurance that these funds will be raised or that if funds are raised and equipment and assemblies are purchased that some or all the equipment and assemblies will not be detective or that all of the equipment and assemblies can be delivered in accordance with the intended delivery schedule. Significant defects in the equipment and assemblies and/or a delay in the delivery of the equipment and assemblies could significantly and adversely affect the success of the Company's business, results of operations, and financial condition.

Enhancement of Telli*Screens, Telli*Phone, and Telli*Pages Directory

Substantially all of the Company's revenues in the foreseeable future are expected to be derived from subscriptions to the Telli*Pages Directory, the purchase of advertising pages in the Telli*Pages, and the license of the Company's software and the right to communicate with Telli*Pages subscribers through their Telli*Screens or Telli*Phones from a computer networking data base. Accordingly, broad acceptance of the Company's software products and services by customers is critical to the Company's future success, as is the Company's ability to design, develop, test, and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards.

To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality, and features of the Telli*Screens, Telli*Phones, Telli*Pages, and the Telli*Pages Server, as well as other branded media properties that may be developed. There can be no assurance that the Company will be able to successfully maintain competitive user response time or implement new features and functions, such as user personalization and protection, which will involve the development of increasingly complex technologies. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

Further, because the Company has only recently commenced shipment of its products, there can be no assurance that, despite testing by the Company and by potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely manner. In addition, any enhancements of or improvements to Telli*Screens, Telli*Phones, Telli*Pages, Telli*Pages servers, or new media properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of the Company's brand name recognition. Any failure of the Company to effectively develop and introduce these properties, or failure of such properties to achieve market acceptance, could adversely affect the Company's business, results of operations, and financial condition.

Need for Additional Equipment

The Company anticipates that the Telli*Screens and server equipment to be acquired for the market launch will be sufficient to successfully operate a single Telli*Pages Directory in the initial markets targeted by the Company. However, the Company also anticipates that the continuing success of the Telli*Pages in the initial markets will depend on the Company's ability to acquire additional Telli*Screens and server equipment to expand its network into additional markets. There is no assurance that the Company will be able to acquire such additional Telli*Screens and server equipment or to successfully expand into additional markets.

Lack of Intellectual Property Protection

The Company has applied for Copyright/Trademark protection of the Telli* name but does not possess any patent or registered intellectual property rights with respect to any of its technology and has not filed any concept patent applications. In addition, much of the technology utilized in the development of Telli*Phones and Telli*Screens is generally available to other manufacturers. Some of the technology utilized in the Telli*Phone and Telli*Screen hardware is licensed to the Company on a world-wide perpetual basis. The Company may find that it has to make royalty or licensing payments for using the technology of other companies. In addition, other companies with greater financial, marketing and other resources than the Company could produce products similar to the Telli*Screen, the Telli*Phone, and the Telli*Pages Directory, which if produced, may have features, pricing and other characteristics which would make them more acceptable to the market than the products of the Company. Despite precautions, there is the possibility of a third party accessing and copying the Company's proprietary technology or independently developing similar or superior technology. In this case, litigation could have an adverse effect on the Company.

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

Substantial Dependence Upon Internal Operations; Personnel for Growth

The Company plans to use an internal sales and marketing force for the marketing and sale of its products and not outside, unrelated third parties. The Company will be required to expand its field sales force and telesales organization as it establishes new Telli*Pages Directory sites. Growth of the Company could possibly be affected by its dependence on outside sources for management, personnel and other resources for several critical elements of its business including advertising and marketing, technology, assembly, development of Telli*Pages Directory content and Telli*Screen distribution among others. There can be no assurance that such internal operations or expansion will be successfully managed, that the cost of such expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of many of the Company's potential competitors. The Company's inability to effectively manage its internal expansion could have a material adverse effect on the Company's business, operating results, and financial condition.

Management of Growth

The rapid execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company's potential rapid growth, which is essential to the
Company's success, has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational, and financial resources. As of December 31, 1997, the Company had five full-time employees, three in administration and finance and two in research and product development. To manage its growth, the Company must implement and improve its operational and financial systems and expand, train, and manage its employee base. For example, the company is currently in the process planning the building of its internal maintenance and support organization, and sales and marketing team. There can be no assurance that the Company will be able to build or successfully implement this organization or team on a timely basis. Further, the Company will be required to manage multiple relationships with various customers and third parties to generate revenues from licensing its technology to other Information Providers to communicate and transact business with its subscribers. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures, or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively, the Company's business, operating results, and financial condition will be materially adversely affected.

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

The most significant market where the Company competes is in the area of telephone directories. The Telli*Pages Directory will compete primarily with the local Telephone Company Yellow Pages directory in areas where it establishes a Telli*Pages Directory central computer system. Specifically, it may be competing for advertising dollars. Even though the local Telephone Companies are regulated by the State Public Utilities Commissions, they have, unlike the Company, major financial resources available to them. If the Yellow Pages publishers see the Telli*Pages as a major threat to their profits, it is possible that they would use their resources to attempt to eliminate competition from the Telli*Pages Directory. How the Telephone Companies would attempt to eliminate competition from the Telli*Pages Directory is not clear at this time.

Since 1983 many major organizations have spent hundreds of millions of dollars in an attempt to establish an interactive telecommunications service for the home. Most of the methods tried have involved an attempt to encourage consumers to attach a videotex telecommunications/terminal box to their television sets for people to access interactive listings and directories through their televisions. These videotext systems are no longer in use due to the lack of customer demand. More recently, some organizations with significant financial resources have made similar attempts at establishing an interactive service in the home through televisions by encouraging consumers to attach cablevision/terminal boxes to their television sets, which are still being tested. WebTV Networks introduced the first mass-market information appliance in 1996, a little black box attached to the TV which connects to the World Wide Web and to e-mail. The second generation appliance, WebTV Plus has several new features that have not yet been implemented by WebTV's proprietary online service or by the TV networks, but provide an electronic TV listing in addition to the features of the earlier model.

The Company cannot make any assurances that it will be able to obtain financing to take its products to the marketplace, or that if it is able to take its products to the marketplace and the products receive favorable acceptance by the general consumer public, that it will have the resources to sustain itself while competing with major organizations with similar goals. The Company can provide no assurance that it can protect itself from providing potential competitors additional information from its business plan that will assist them in determining ways to make their present products successful in the marketplace. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful introduction and marketing of its products or that they will meet the requirements of the marketplace and achieve market acceptance. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. (See "Business...Competition.")

Security Risks and System Disruptions; Lack of Product Liability Insurance

The Company has developed software for a security protocol which operates in conjunction with encryption and authentication technology. Despite the existence of this technology, the Company's products may be vulnerable to break-ins and similar disruptive problems caused by Telli*Pages users and subscribers. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of the Company's servers and the computer systems of other Telli*Pages Information Providers, which may result in significant liability to the Company and may also deter potential customers. Persistent security problems continue to plague public and private data networks. Recent break-ins reported in the media occurred at General Electric Co. ("GE"), Sprint Corporation ("Sprint") and IBM, as well as the computer systems of NETCOM ON-Line Communication services, Inc. ("NETCOM"), Netscape Communications Corporation ("NETSCAPE") and the San Diego Supercomputer Center, and the Pentagon. Such incidents involved hackers bypassing firewalls and misappropriating confidential information. Alleviating problems caused by third parties may require significant expenditures of capital and resources by the Company and may cause interruptions, delays, or cessation of service to the Company's customers; such expenditures or interruptions could have a material adverse effect on the Company's business, operating results, and financial condition. Moreover, the security and privacy concerns of potential customers as well as concerns related to computer viruses, may inhibit the growth of the Telli*Pages marketplace generally, the use of Telli*Phone technology to communicate with consumers and transact business, and the Company's customer base and revenues in particular. The Company intends to limit its liability to customers, including liability arising from a failure of the security features contained in the Company's products, through contractual provisions. However, there can be no assurance that such limitations will be enforceable The Company currently does not have product liability insurance to protect against these risks and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all.

In addition, the Company intends to maintain secure Telli*Pages servers which will contain customer information for public access. The Company's advertising revenues from the Telli*Pages Directory are dependent in part upon the Company's ability to protect its internal infrastructure and the pages of information in the Telli*Pages Directory against damage from physical break-ins, copyright infringements, manipulation of information by unauthorized persons, natural disasters, operational disruptions, and other events. Any such break-in or damage or failure that causes interruptions in the Company's operations or a loss of customer confidence and user support and a decrease in the value of the Company's brand name recognition could materially adversely affect the Company's business, operating results, or financial condition.

Extensive Capital Needs

The Company will have extensive capital needs to finance the establishment and growth of its business. There will be a need for Telli*Screens, Telli*Phones, Telli*Pages server equipment, marketing, overhead and further development. It is anticipated that the Company may use a variety of means to raise capital, including the sale of Common or Preferred Stock or debt instruments. There is a risk that sufficient capital will not be raised. Income will come from Telli*Pages subscriptions and from fees charged to individuals, businesses, groups, and associations for the storage of their pages of information in the appropriate sections of the Telli*Pages Directory. The Company intends to generate profits through licensing its technology (software systems) to major retailers, commercial organizations, agencies, groups, and associations who wish to establish sites on the Telli*Pages Directory and to communicate and transact business with subscribers in their homes over their Telli*Screens. There can be no assurance that this income will cover the cost of Telli*Screens and Telli*Pages server equipment or the overhead of the Company. In the event that the Company's plans or the basis for its assumptions change or prove to be inaccurate or cash flow proves to be insufficient to fund the Company's operations (due to unanticipated expenses, loss of sales revenues, problems, operating difficulties, or otherwise), the Company would be required to seek additional financing. In such event, there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.

Changing Regulatory Environment

The Company believes that the regulatory climate in the United States over recent years has begun to influence the Regional Bell Operating Company's (the ARBOCs@) deployment of public communication products. The Company believes that the RBOCs have begun to upgrade their telecommunications product base with smart products that reduce their cost of management, maintenance, administration, and equipment that includes revenue enhancement features. The deployment and business strategies of the public communication divisions of the RBOCs have affected and will continue to affect the Company's business. To the extent that these business strategies were to change, for regulatory reasons or otherwise, the Company=s prospects would be materially and adversely affected. On February 8, 1996, the President signed into law the Telecommunications Act of 1996, which deregulates many elements of the telecommunications industry as a means of stimulating competition. The deregulation could affect the telecommunications products industry. Although the Company believes that deregulation generally will benefit the Company, there can be no assurance that the Company will benefit from deregulation or that it will not be adversely affected by deregulation.

Government Regulation and Legal Uncertainties

Currently the Company's business is not affected by direct regulation by any government agency other than by general business regulations, but in the future, laws or regulations may influence Company operations, as with the Exon Bill, passed by the Senate to prohibit obscene, lascivious or indecent communications on the Internet. The adoption of any such laws or regulations would similarly apply to the Telli*Pages and may decrease the growth of the Telli*Pages Directory, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results, and financial condition. Moreover, the applicability to the Telli*Pages of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. Issues such as privacy and libel may be addressed in the future by government agencies reaching decisions or passing laws which could adversely affect the Company's business, operating results, and financial condition.

Concentration of Stock Ownership

The present directors, executive officers and their respective affiliates beneficially own approximately 67% of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

No Active Public Market

Although the Company's Common Stock became listed on the NASD OTC Bulletin Board under the symbol "TELI" in 1997, there has been little significant trading of the Company's Common Stock, and there can be no assurance that a long term active public market for the Common Stock will develop or be sustained.

Effects of Certain Charter Provisions; Anti-takeover Effects of Certificate of Incorporation; Bylaws and Nevada Law

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

As part of CoNetCo's acquisition of Guinness Production, Inc., Guinness Computer Television Corporation (the "Guinness Companies"), in the Agreement dated February 18, 1990, CoNetCo also acquired all of the concepts previously developed by Lawrence A. Guinness ("Guinness") in both Canada and the United States. Part of the consideration for the acquisition of Guinness' rights in the United States and Canada to the theoretical models of the Telli*Phone and the Telli*Pages Directory, as well as all of Guinness' rights to the products previously developed by the Guinness Companies, was the issuance to Guinness of Common Stock in CoNetCo and a continuing royalty of 5% of all revenues generated by CoNetCo or any of its subsidiaries.

ITEM 2.   PROPERTIES

The Company currently occupies approximately 500 square feet of space located in Mill Valley, California, where it maintains its administrative offices and Telli*Pages server. In addition, the Company currently occupies approximately 900 square feet of space in Sausalito, California, approximately two miles from its administrative offices and server, where it maintains its engineering, research, and product development facilities. This space is leased on a month-to-month basis and is sufficient to meet the current requirements of the Company and the business which it conducts. All production of the final product will, in the near future, be sub-contracted to other manufacturers and suppliers.

The Company will be required to expand when operations commence. There is adequate space in the County of Marin, State of California, the area in which the Company is currently located, to allow for expansion.

The Company does not intend to consider setting up its own facilities to manufacture Telli*Screens and Telli*Phones until after the initial testing of its products, and the systems which it is developing have been fully tested. Management expects an increase in facilities requirements during 1998.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

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

Holders

As of March 9, 1998, there are 541 shareholders, holding a total of 15,760,160 shares of Common Stock of the Company. The Company has no knowledge of any matter since that date that would effect any change to that total.

Lawrence A. Guinness, President and Director of the Company, is the holder of 8,365,166 shares of the Common Stock of the Company which represents 53.07% of the Company's common equity. Other than Mr. Guinness, no other persons have a beneficial ownership of five percent (5%) or more of the Common Stock in the Company.

Dividends

Registrant is a development stage company and, since its inception, has not yet generated any sales. As a result, it is not in a position to declare any dividends, nor does it intend to declare any dividends in the near future.

ITEM 6.   FINANCIAL INFORMATION



                             SELECTED FINANCIAL DATA
                       FIVE YEARS ENDED DECEMBER 31, 1996

                         1997       1996        1995         1994         1993
                   -------------------------------------------------------------

Net Sales                None      None        None        None          None

Income (Loss) from
 Continuing
 Operations(A)        (370,409) $(491,369)   $(199,556)  $(353,954)   $(447,142)

Income (Loss) from
  Continuing Operations
  Per Share               (.03)      (.04)        (.02)       (.03)        (.04)

TOTAL ASSETS           $40,511    $39,528     $229,416     $19,828      $68,567

Weighted Average
  Number of Common
  Shares
   Outstanding(B)   14,130,565  13,427,480  12,738,397   12,592,480  11,541,740

Long-term Obligations(C)

Cash Dividends Declared
  Per Share              None      None        None       None          None


     (A) Cumulative results of operation since inception are losses totaling $(10,595,107).

     (B) Giving effect to amended agreement on March 15, 1994 increasing the 5,880,246 shares issued on February 18, 1990 to 8,000,000 shares.

     (C) Excludes $435,000 of notes payable which are classified as a current liability since the original due date was in 1991.


NOTE: CoNetCo, Guinness Productions, Inc., and Guinness Computer Television Corporation are predecessors of the Company and the financial data of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was founded in 1993 and has been principally engaged in the research and development activities related to advanced navigational and integrated applications software system that enables people to exchange information and conduct business over local telephone lines from a computerized consumer telephone appliance (Telli*Phone) with a display screen and online capabilities for transmitting, receiving and processing information. Prior to the formation of the Company, research and development of the Telli*Phone was undertaken through predecessor companies, Guinness Productions and Guinness Computer Television which commenced operations in 1981. The cumulative operating results of the Company include those operations of companies deemed to be predecessors to the Company. As of December 31, 1994, the Company has determined that research and development of the Telli*Phone has been completed. The Company's major emphasis during fiscal 1996 and 1997 has been the refinement of the Telli*Phone and the Telli*Screen and the generation of working capital.

Guinness Telli*Phone has generated no revenues and incurred cumulative losses of approximately $10.6 million dollars since inception, of which approximately $7.2 million of such losses relate to those of the predecessor companies. The Company expects to incur operating losses through 1998 as it continues to devote the majority of its available financial resources to the commercialization of the Telli*Screen and the Telli*Phone. Future profitability of the Company is dependent upon successful commercialization of the Telli*Screen and Telli*Phone. Furthermore, as the Company attempts to achieve commercialization of its products, it could encounter seasonality or other currently unforeseen factors causing additional variability in its future operating results.

Liquidity and Capital Resources

The Company is not in a liquid position at this time nor does it possess any assets that could be deemed liquid, other than cash. Liquidity of the Company is expected to be severely impacted until operations commence and revenues are generated. Because of recurring losses, negative working capital, the Company is in default of its loan agreements, and has a stockholder deficit, there is substantial doubt about the ability of the Company to continue as a going concern.

Since inception, the Company and its predecessors have funded its research and development efforts by selling equity securities and borrowing capital. Approximately $7 million of additional paid-in capital represents liabilities of the predecessor companies operations which were personally assumed by the Company's principal shareholder.

During the first six months of fiscal 1998 the Company plans to raise a minimum of $550,000 through the private or public sale of equity securities. The Company intends to use such funds for the market test of the Telli*Phone concept in a single community. The following details the anticipated use of the $550,000:

On the assumption the Company is able to raise capital to finance the market test of the product, Management plans to utilize the funds raised, as follows:

Investment Banker Consultant Fees .................................... 25,000
Office Rent and Expense .............................................. 15,000
Administrative Salaries & Office Expense (CEO, CFO,
Engineer, Network Editor, Programmers)............................... 150,000
Telli*Screen/Phone Prototype Engineering Expense.....................  25,000
Telli*Screen/Phone Production Models (100 - 200)..................... 150,000
Network Hardware Set Up Expense......................................  25,000
Network Software/Programming Expense.................................  90,000
Preparatory Marketing Expense........................................  35,000
Initial Promotional Layout Expense...................................  10,000
Legal, Audit and Miscellaneous Expense...............................  25,000
-------------------------------------------------------------------------------
Total ...............................................................$550,000

The above expenses reflect the 6-month budget for the Company while operating in a development mode. If capital is not raised in a timely manner Management will either delay entry into the marketplace or reduce the number of Telli*Screens required for the market test.

By the end of the six-month period Company anticipates attaining the following objectives.

          1. A fully operational community Telli*Pages Directory in place and operating with a significant number of community listings.

          2. At least 200 Telli*Screens being used by households within the community on an experimental basis.

          3.  An   agreement   signed  by  a  school   district  to   distribute
          Telli*Screens throughout the Initial Market Test community.

          4. At least one Telli*Pages  Licensing  Agreement  signed with a major
          corporation   presently  using  a  commercial   computer   network  to
          communicate with its customers through personal computers.

The Company anticipates that after the market test they will need to raise additional working capital through the sale of equity securities or the borrowing of capital. The Company's current working capital is not adequate for the Company to commence the market test. There can be no assurance that any necessary working capital will be available on acceptable terms or at all. If adequate funds are not available, the Company may be required to change, delay, reduce or eliminate its product commercialization.

For the market test of its products the Company plans to produce a limited number of Telli*Screens and begin distributing them to homes in the Southern Marin County Area. The Company anticipates being able to produce at least 200 Telli*Screens for this test.

During the market test, the Company's engineers will assign an inexpensive Telli*Screen computer board that eliminates many hardware components necessary for the operation of a personal computer but unnecessary for the successful operation of the Telli*Screen and Telli*Phone as the everyday consumer product for which it was designed. For the market test the Company estimates that it will pay approximately $300 for the hardware components of each Telli*Screen assembled. The Company has received estimates from consultants experienced in the manufacturer of hardware components of a price of less than $150 per Telli*Screen. It is difficult to predict an accurate price until the Company learns from its market test the level of consumer response to the Company's software products to determine the size of runs that are most feasible. If the Company's product is very successful then there will be available to the Company many methods of financing the manufacture of Telli*Phones that will allow the Company to order larger runs and further reduce the cost to manufacture Telli*Screens and Telli*Phones.

To this end, the Company has begun discussions with a major manufacturer of telecommunications equipment that is capable of producing Telli*Screens and Telli*Phones and at a favorable price.

When the test of the Telli*Pages Directory is underway the Company plans to approach potential partners to renew discussions to arrange financing through the licensing of its technology for their use. The Company has no assurance that it will be able to renew the discussions or, that if discussions are opened once again, it will be successful in reaching any agreements with the parties.

During 1997, the Company sold 207,500 shares of common stock for $178,500. Such proceeds were used to fund general and administrative expenses of the Company. The Company also issued the chief engineer of the Telli*Phone 550,000 shares of the common stock for various consulting services performed. The stock was valued at $27,500 and recorded as compensation expense.

During 1996 the Company was advanced various non-interest bearing funds from a mnority shareholder to fund operating expenses. As of December 31,1996, total funds advanced were $250,000. Approximately $122,000 of the funds were received directly by the Company's primary shareholder. Although the primary shareholder anticipates repaying such advances in the future, there is currently no agreement requiring repayment. Accordingly, the amount has been treated as officer's salary for the year ended December 31,1996. In January 1997, the minority shareholder advanced additional funds totaling $73,000. In February 1997, the Company and the minority shareholder completed negotiations to convert the $323,000 of advances to common stock. The Company issued 675,680 shares of stock under Regulation S of the Securities Act of 1933 as repayment in full for such advances.

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

The Company has 17 notes, dated July 7, 1989, due to individuals who advanced cash to the Company in exchange for promissory notes and royalty rights. These notes continue to bear interest at 10% per annum and all are in default. It is the intention of the Company to offer stock to those note holders who wish to receive common stock in Guinness Telli*Phone Corporation and a repayment proposal for those investors who wish to receive cash. The Company feels that it will not be in a position to determine the conditions of such a proposal until the test of its product is underway.

Management anticipates potential future revenues will be generated from three sources.

          (a) Sales of subscriptions to the Telli*Pages Directory to Consumers.

          (b) Purchases of commercial space in the Telli*Pages Directory by local businesses and community groups and associations.

          (c) Licensing fees from organizations that wish to communicate with Telli*Pages subscribers through their Telli*Screens and Telli*Phones.

Management plans to explore the feasibility of selling franchises to qualified organizations for the right to operate a Telli*Pages Directory within a defined geographical area as a method of financing the establishment of new Telli*Pages Directory Telli*Pages geographical sites.

As of December 31, 1997, the Company has a deferred tax asset of approximately $1.4 million which is 100% reserved. See Footnotes 5 of the audited financial statements for additional information.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Company's Consolidated Financial Statements, and the related notes thereto, which are attached hereto and submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company, and their ages and positions as of March 24,1997 are as follows:




Name                     Age                 Position
-------------------------------------------------------------------------------
Lawrence A Guinness      53                  President, Chief Executive
                                             Officer and Director

Dixie K. Tanner          55                  Vice President,
                                             Publishing and Director

Arthur Korn              60                  Chief Financial Officer
                                             and Director

Richard A. Morse         48                  Vice President,
                                             Engineering and Technology


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

In 1967, Mr. Guinness, with $300,000 in private funding, founded Guinness Publishing Ltd., Toronto, Canada, a company that published educational textbooks for the elementary school curriculum. The company's publications became an instant success with the schools in Canada and sales were made to United States and other foreign countries. Mr. Guinness was a publisher in the true sense in that his company (1) thoroughly researched the marketplace to target product before development of a publication, (2) authored all its publications in-house, and (3) marketed. shipped, and maintained an inventory from its own offices and warehouses. The company became a recognized leader in the field of Canadian educational textbook publishing and, because of its successful record of sales, the company was awarded Canadian distribution rights to publications published by companies in Great Britain and the United States to expand its line of products.

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

In 1986 Ms. Tanner joined Guinness Computer Television Corporation as the Editor-in-Chief of programming and development. In 1989 she joined CoNetCo, a subsidiary of the Company, as Vice President and Editor-in-Chief of the Telli*Pages Directory.

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

From 1980 until 1987 Guinness borrowed funds from time to time from certain qualified private individuals for the development of some of the software being utilized by Guinness Telli*Phone Corporation. In 1987 the Commissioner of Corporations of the State of California issued a "Cease and Desist" order preventing Guinness from borrowing any further moneys and claiming these loans involved the sale of securities. The matter was referred by the Commissioner to the District Attorney in Marin County, California, who met with Guinness and after informing him that the County had investigated the loans thoroughly, dismissed the matter without taking any formal action. The District Attorney also advised Guinness to consult a securities attorney before making any future financial transactions. To this day Guinness has complied.

Promoters and Control Persons

From 1980 until 1987 Guinness borrowed funds from time to time from certain qualified private individuals for the development of some of the software being utilized by Guinness Telli*Phone Corporation. In 1987 the Commissioner of Corporations of the State of California issued a "Cease and Desist" order preventing Guinness from borrowing any further moneys and claiming these loans involved the sale of securities. The matter was referred by the Commissioner to the District Attorney in Marin County, California, who met with Guinness and after informing him that the County had investigated the loans thoroughly, dismissed the matter without taking any formal action. The District Attorney also advised Guinness to consult a securities attorney before making any future financial transactions. To this day Guinness has complied.

ITEM 11.  EXECUTIVE COMPENSATION


                                                         Long-term
Name and                 Annual Compensation           Compensation(2)
Principal Position       Year      Salary         Bonus     Awards    Other
------------------       ----      ------         -----     ------    ------
Lawrence Guinness        1997      $ 21,951         --         --     --
President and Ceo        1996      $185,682         --         --     --
                         1995      $56,511(1)       --         --     --


     (1) The Company does not have a formal employment contract. Compensation has been based upon annual discretionary factors such as technical advancements of the Telli*Phone and the generation of capital. During 1996, approximately $120,000 of funds advanced were treated as compensation because there is no formal agreement requiring repayment and there is no collateral securing the funds.

     (2) Stock options issued in connection with sale of personal stock in 1989. No value assigned to stock options based upon criteria for vesting (See
         Note 4 of the audited financial statements).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Controlling Interest

Lawrence A. Guinness is the only person who has beneficial ownership of over Five percent (5%) of the Common Stock in the Company:


                                                                     Percent
Title of       Name and Address of           Amount and Nature of      of
Class          Beneficial Owner              Beneficial Ownership     Class
------------------------------------------------------------------------------
Common         Lawrence A. Guinness          8,365,166 shares         53.07%
               3 Venus Ct.
               Tiburon. CA 94920


Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 12, 1998, and is adjusted to reflect the sale of Common Stock offered hereby for (i) each person or entity who is known by the company to beneficially own five percent or more of the outstanding Common Stock of the Company, (ii) each of the Company's directors, (iii) each of the Names Officers, and (iv) all directors and executive officers of the Company as a group. Except as noted below, the address for each such person is c/o Guinness Telli*Phone Corporation, 655 Redwood Highway, Suite 219, Mill Valley, CA 94941.

                                                                    Percent
Title of       Name and Address of           Amount and Nature of      of
Class          Beneficial Owner              Beneficial Ownership     Class
------------------------------------------------------------------------------
Common         Lawrence A. Guinness(1)       8,365,166 shares         53.07%
               3 Venus Ct.
               Tiburon. CA 94920

Common         Dixie K. Tanner                485,000 shares           3.08%
               Secretary, Director

Common         Arthur Korn(2)                 250,000 shares (2)       1.59%
               CFO, Director

Common         Richard A. Morse               750,000 shares           4.76%
               V.P. Engineering
               and Product Development

-------------------------------------------------------------------------------
Total:                                      9,850,166 shares          62.5%


     (1) Excludes options to purchase 634,834 shares of common stock. No other stock options have been granted nor does a stock option plan exist.

     (2) To be acquired in fiscal year end December 31, 1999.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report:

     (1) Financial Statements of the Registrant set forth under Item 8 are filed as part of this report.

     (2) The Financial Statement Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

     (b) Information filed as part of this report from Form 8-K:

     (1) No Current Reports on Form 8-K have been filed for the period covered by this report.

Pursuant to the requirements of section 12 of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GUINNESS TELLI*PHONE CORPORATION
                                                   (Registrant)

Date: April 15, 1998                         /S/ Lawrence A. Guinness
                                             ---------------------------------
                                             By:  Lawrence A. Guinness
                                             Its: President


Date: April 15, 1998                         /S/ Arthur Korn
                                             ---------------------------------
                                             By: Arthur Korn
                                             Its Chief Financial Officer


Date: April 15, 1998                         /S/ Dixie K. Tanner
                                             ---------------------------------
                                             By: Dixie K. Tanner
                                             Its: Secretary

                              Guinness Telli*Phone
                                 Corporation and
                                   Subsidiary
                                 (A Development
                                 Stage Company)


















                        Consolidated Financial Statements
                     Years Ended December 31, 1997 and 1996

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                                                        Contents

===============================================================================
Report of Independent Certified Public Accountants                          3

Consolidated Financial Statements
     Consolidated balance sheets                                            4
     Consolidated statements of operations                                  5
     Consolidated statements of stockholders' equity                    6 - 7
     Consolidated statements of cash flows                              8 - 9
     Summary of accounting policies                                   10 - 13
     Notes to consolidated financial statements                       14 - 18

Report of Independent Certified Public Accountants

Board of Directors
Guinness Telli*Phone Corporation
Mill Valley, California

We have audited the accompanying consolidated balance sheets of Guinness Telli*Phone Corporation and Subsidiary (a development stage company) as of
December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 and the period from November 12, 1980 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guinness Telli*Phone Corporation and Subsidiary at December 31, 1997 and 1996, and results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and the period from November 12, 1980
(inception) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, the Company has been in the development stage since its inception and has sustained recurring losses, has negative working capital, is in default of its loan agreements and has a stockholders' deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Continuation as a going concern is dependent upon the Company's ability to meet its past due debt obligations and future financing requirements, and the success of future operations, the outcome of which cannot be determined at this time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Managements plan regarding future operations are also described in Note 1.




March 23, 1998

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                                     Consolidated Balance Sheets

===============================================================================



December 31,                                         1997                 1996
------------------------------------------------------------------------------

Assets

Current
  Cash                                       $         87        $       9,805
  Prepaid expenses                                 14,587                    -
 -------------------------------------------------------------------------------

Total current assets                               14,674                9,805
Equipment, net of accumulated depreciation of
  $40,995 and $30,395                              25,837               29,723
-------------------------------------------------------------------------------
                                             $     40,511        $      39,528
===============================================================================

Liabilities and Stockholders' Deficit

Current
  Notes payable (Note 3)                     $    435,000        $     435,000
  Accounts payable                                634,597              630,733
  Accrued interest payable (Note 3)               534,428              446,300
  Deferred royalty income (Note 3)                125,000              125,000
-------------------------------------------------------------------------------

Total current liabilities                       1,729,025            1,637,033
-------------------------------------------------------------------------------

Advances from stockholder (Note 2)                      -              250,000
-------------------------------------------------------------------------------

Total liabilities                               1,729,025            1,887,033
-------------------------------------------------------------------------------

Commitments, contingencies and subsequent event (Notes 2 and 4)

Stockholders' deficit (Notes 2, 4 and 6)
  Common stock, $.001 par value; authorized,
    25,000,000 shares; issued and outstanding, 1997 -
    14,860,160 and 1996 - 13,427,480 shares        14,860               13,427
  Additional paid-in capital                    8,891,733            8,363,766
  Deficit accumulated during development
    stage                                     (10,595,107)         (10,224,698)
-------------------------------------------------------------------------------
                                               (1,688,514)          (1,847,505)
-------------------------------------------------------------------------------
                                         $         40,511        $      39,528
===============================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                           Consolidated Statements of Operations
================================================================================



                              Cumulative
                                  During         Year ended December 31,
                             Development   ------------------------------------
                                   Stage          1997        1996        1995
-------------------------------------------------------------------------------

Operating expenses
Research and development
  (Note 7)                       $4,551,152   $      -    $       -   $       -
Interest expense (Note 3)         4,259,147     88,128       80,120      72,834
Officer's salary (Notes 2 and 7)    504,940     21,951      185,682      56,511
Rent (Note 7)                       345,568     32,115       24,600       7,202
Other administrative expenses       934,300    228,215      200,967      63,009
-------------------------------------------------------------------------------

Net loss                      $ (10,595,107)  $(370,409)  $(491,369) $ (199,556)
===============================================================================

Basic and diluted earnings per share:
Loss per share                                $    (.03)  $    (.04) $    (.02)
===============================================================================

Weighted average common
  shares outstanding                         14,130,565  13,427,000  12,738,000
===============================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                      Consolidated Statements of Changes in Stockholders' Equity
================================================================================



                                                             Deficit
                                                            Accumulated
                                                Additional    During
                                 Common Stock      Paid-in  Development
                              Shares     Amount    Capital     Stage     Total
-------------------------------------------------------------------------------
Stock issued for product
  rights                      2,350,000  $ 2,350            $  2,350
stock issued for predeces-
  sor company assets, in-
  cluding assumption of
  predecessor company debt    8,000,000    8,000 $7,147,091           7,155,091
Sale of common stock            141,000      141    134,364             134,505
Contributed capital by
  majority shareholder
  through sale of personal
  stock (Note 4)                                    285,366             285,366
Net loss from November 12,
  1980 (inception) to December
  31, 1992                                             $(8,732,677) (8,732,677)
-------------------------------------------------------------------------------

Balance, December 31, 1992  10,491,000  10,491 7,566,821 (8,732,677) (1,155,365)
Stock sold for cash of
  $240,570 and a receivable
  of $55,930                   550,000     550   295,950                296,500
Stock issued for all of
  the outstanding shares
  of Innstar Corporation     1,551,480   1,551                            1,551
Contributed capital (Note 6)                                             47,250                                 47,250
Net loss                                                   (447,142)   (447,142)
-------------------------------------------------------------------------------

Balance, December 31, 1993  12,592,480  12,592 7,910,021  (9,179,819)(1,257,206)
Contributed capital (Note 6)                      52,330                 52,330
Net loss                                                    (353,954)  (353,954)
-------------------------------------------------------------------------------

Balance, December 31, 1994  12,592,480  12,592 7,962,351  (9,533,773)(1,558,830)
Stock sold for cash of
  $301,000 and a receivable
  of $101,250 (Note 6)         835,000     835   401,415                402,250
Net loss                                                    (199,556)  (199,556)
-------------------------------------------------------------------------------


                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                      Consolidated Statements of Changes in Stockholders' Equity
================================================================================


                                                             Deficit
                                                            Accumulated
                                                Additional    During
                                 Common Stock      Paid-in  Development
                              Shares     Amount    Capital     Stage     Total
------------------------------------------------------------------------------
Balance, December 31, 1995  13,427,480 $13,427 8,363,766  (9,733,329)(1,356,136)
Net loss                                                    (491,369)  (491,369)
-------------------------------------------------------------------------------

Balance, December 31, 1996  13,427,480  13,427 8,363,766 (10,224,698)(1,847,505)
-------------------------------------------------------------------------------

Stock issued for conversion
  of debt (Note 2)             675,680     676   322,724                323,400
Stock sold for cash            207,000     207   178,293                178,500
Stock issued in exchange
  for consulting services      550,000     550    26,950                 27,500
Net loss                                                    (370,409)  (370,409)
-------------------------------------------------------------------------------
Balance, December 31, 1997  14,860,160  14,860 8,891,733 (10,595,107)(1,688,514)
===============================================================================


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                           Consolidated Statements of Cash Flows
================================================================================


Increase (Decrease) in Cash   Cumulative
and Cash Equivalents              During         Year ended December 31,
                             Development   ------------------------------------
                                   Stage          1997        1996        1995
-------------------------------------------------------------------------------
Cash used in operating activities
  Net loss                   $  (10,595,107) $(370,409)   $(491,369) $ (199,556)
  Adjustments to reconcile net loss
    to cash used in operations:
      Prepaid expenses              (14,587)   (14,587)           -           -

      Depreciation                   40,995     10,600        7,732       1,923
      Stock issued for
      consulting services            27,500     27,500            -           -

      Increase (decrease) in accounts
        payable                     634,597      3,864      (28,639)    (65,940)
      Increase in accrued interest  534,428     88,128       80,120      72,834
      Deferred royalty income       125,000          -            -           -
-------------------------------------------------------------------------------
Net cash used in operating
  activities                     (9,247,174)  (254,904)    (432,156)   (190,739)
-------------------------------------------------------------------------------

Cash used in investing activities
  Additions to fixed assets         (66,832)    (6,714)     (34,481)     (2,851)
-------------------------------------------------------------------------------
Cash provided by financing
  activities
    Contributed capital (Note 8)  7,543,938          -            -           -
    Sale of stock                   854,575    178,500            -     301,000
    Notes payable                   435,000          -            -           -
    Stockholder advances            323,400     73,400      277,195     (20,268)
    Collection of stock subscriptions
      receivable                    157,180          -      101,250      10,855
-------------------------------------------------------------------------------
Net cash provided by financing
  activities                      9,314,093    251,900      378,445     291,587
-------------------------------------------------------------------------------

                                     Page 8

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                           Consolidated Statements of Cash Flows
================================================================================



Increase (Decrease) in Cash   Cumulative
and Cash Equivalents              During         Year ended December 31,
                             Development   ------------------------------------
                                   Stage          1997        1996        1995
-------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                   87     (9,718)     (88,192)     97,997
Cash and cash equivalents,
  beginning of year             $         -    $ 9,805    $  97,997    $      -
-------------------------------------------------------------------------------
Cash and cash equivalents,
  end of year                   $        87    $    87    $   9,805    $ 97,997
===============================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                                  Summary of Accounting Policies
================================================================================
Basis of Consolidation

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

Effective February 18, 1990 (as amended by the March 15, 1994 agreement), CoNetCo, currently the Company's wholly-owned subsidiary, acquired from CoNetCo's major stockholder the assets of the businesses known as Guinness Productions, Inc. and Guinness Computer Television Corp. (the Guinness Companies) in exchange for 8,000,000 shares of CoNetCo stock and royalty rights. The assets acquired from the Guinness Companies consisted primarily of product development efforts performed by the Guinness Companies to further develop the Telli*Phone. For accounting purposes, all costs incurred by the Guinness Companies to develop the Telli*Phone have been expensed in accordance with Financial Accounting Standards Board Statements No. 2, Accounting for Research and Development Costs. The assets acquired from the Guinness Companies have been valued at their historical cost basis and not current fair market value, if any, because all entities are under common control. The liabilities incurred and assumed by the Guinness Companies during its development of the Telli*Phone have been assumed by the shareholder of the Guinness Companies. The primary shareholder of Guinness Telli*Phone is also the

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                                  Summary of Accounting Policies
================================================================================
primary shareholder of the Guinness Companies. The liabilities assumed by the Guinness Companies' shareholder total approximately $7.2 million, which include approximately $2.3 million of investor notes payable and related delinquent compounded interest of $3.6 million. Such liabilities were incurred by the Guinness Companies primarily during the years 1982 to 1989. Such liabilities assumed have been treated as a capital contribution and increased paid-in capital. CoNetCo and the Guinness Companies are predecessors of the Company and their activities are included in the cumulative financial data. Included in deficit accumulated during development stage is approximately $7.2 million relating to the Guinness Companies.

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

Depreciation

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from 5 to 12 years. Depreciation expense of $10,600

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                                  Summary of Accounting Policies
================================================================================
in 1997,  $7,732 in 1996,  and  $1,923  in 1995 and  $40,995  cumulative  during development stage has been charged to operations.

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

Loss Per Share

Effective for the year ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities, including stock option and warrants, that could share in the earnings of an entity. Because the Company has a net loss, dilutive earnings per share is the same as basic earnings per share. As required by SFAS 128, all prior earnings have been restated to reflect the retroactive application of this accounting pronouncement. Adoption of SFAS 128 had no effect on previously reported earnings per share.

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                                  Summary of Accounting Policies
================================================================================
Income Taxes

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

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
================================================================================
1.    Statement Presentation

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

Because of recurring losses, negative working capital, is in default of its loan agreements, and has a stockholder deficit, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Transactions with Stockholders

During 1996, the Company was advanced various non-interest bearing funds from a minority shareholder to fund operating expenses. As of December 31, 1996, total funds advanced were $250,000. Approximately $122,000 of the funds were received directly by the Company's primary shareholder. Although the primary shareholder anticipates repaying such advances in the future, there is currently no agreement requiring repayment. Accordingly, the amount has been treated as officer's salary for the year ended December 31, 1996. In January 1997, the minority shareholder advanced additional funds. In February 1997, the Company and the minority shareholder converted the advances to common stock. The Company issued 675,680 shares of stock under Regulation S of the Securities Act of 1933 as repayment in full for such advances.

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
================================================================================
3.  Notes  Payable

The  Company,  through  its  wholly-owned  subsidiary,   CoNetCo,  entered  into
approximately 20 different royalty agreements prior to 1990. The terms of the agreements required a fixed payment of cash for the future rights to a percentage of the future Telli*Phone sales proceeds. The agreements also provided the holders of the royalty agreements the option to convert its royalty interest into common stock of CoNetCo on the basis of eight times the royalty payment divided by the greater of $3 per share or three times the average bid price on the day the Company's stock is traded after its initial public offering. During 1990, approximately 17 of the notes holders modified their royalty agreements to a conventional note payable. These notes bear interest at 10%, are in default at December 31, 1997, and require future royalty payments but do not contain any features allowing the conversion to common stock. The Company is currently negotiating with the note holders to convert their debt and accrued interest into common stock. As of December 31, 1997, the Company had received $125,000 of advance royalty payments which had not been converted to notes payable. This amount will begin to be amortized into income once sales of the Telli*Phone commence. The amortization period of deferred revenue has not yet been determined.

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

Stock Options

In order to provide interim funds for the development of the Telli*Phone instrument, CoNetCo's major stockholder agreed in September 1989 that he would

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
================================================================================
sell some of his stock in CoNetCo to "qualified investors" and remit the proceeds as donated capital to CoNetCo. In exchange for the donated capital, he received an option to purchase a like number of shares sold by him at the same price he received from their sale and contributed to CoNetCo. This option to purchase shares vests upon the Company reporting earnings per share of $1 before giving effect, if any, to these options. The options expire in the lesser of 10 years from September 1, 1989, or two years following the year the options are vested. The option has been assumed by Guinness Telli*Phone Corporation on a share-for-share basis. The total number of shares sold by the stockholder with the proceeds contributed to CoNetCo was 634,834 at a price of $285,366, or $0.45 per share.

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

5.    Income Tax

Since the Company is in the development stage and management cannot determine that it is more likely than not the asset will be recovered, it has provided a 100% valuation allowance against the deferred tax asset resulting from its net operating loss carryforward and no deferred tax asset is reflected in the accompanying financial statements. There are no deferred tax liabilities.

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================
The deferred tax assets and valuation allowances for the years ended December 31, 1997 and 1996 are as follows:

                                                    1997                  1996
--------------------------------------------------------------------------------
Net operating loss carryforward              $ 1,430,000         $    1,306,000
Valuation allowances                          (1,430,000)            (1,306,000)
-------------------------------------------------------------------------------
                                             $         -         $           -
===============================================================================

The Company has approximately $1,570,000 of Federal net operating loss carryforwards expiring between 2004 and 2012. The losses accumulated by the Company for tax purposes is significantly lower than the accumulated losses in these financial statements because the accumulated losses for financial statement purposes includes approximately $7.2 million of losses incurred by predecessor companies. Additionally, the accumulated loss for financial statement purposes was also increased by approximately $2 million relating to costs improperly capitalized by CoNetCo since 1989 to develop the Telli*Phone. For tax purposes, the Company must amend its prior tax returns to correct for CoNetCo's accounting for the product development costs. The gross deferred tax asset has been calculated under the assumption that the amended returns will be prepared.

6.    Equity Transactions

In January 1997, the Company converted $323,400 of advances from one of its stockholders to 675,680 shares of its common stock. In September 1997, the Company sold 207,000 of its common stock for $178,500 which was received in 1997. In December 1997, the Company issued 550,000 shares of its common stock for engineering services. Such shares have been valued at $27,500 and recorded as a 1997 expense.

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

                                            Guinness Telli*Phone Corporation and
                                        Subsidiary (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
================================================================================

In fiscal 1994 and 1993, the principal shareholder paid operating expenses on behalf of the Company totaling $52,330 and $47,250. These amounts were accounted for as contributed capital and increased additional paid-in capital.

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