Form 10-K/A
period 1997-12-31
GUINNESS TELLI-PHONE CORP
filed 1998-05-11
CIK 940036

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

For the test of its products the Company plans to produce a limited number of Telli*Screens and begin distributing them to homes in Southern Marin County. The Company anticipates being able to produce at least 500 Telli*Screens for this test.

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

The Company expects that there will be many methods of financing for the manufacture of Telli*Screens to allow the Company to order large runs and reduce the cost to manufacture Telli*Screens and establish Telli*Pages Directories in additional geographical areas throughout the United States. These will include strategic alliances with various major retailers and online service providers, franchising of Telli*Pages Directory territories, the sale of Telli*Pages Directory rights for hotels and resorts, and long term credit and leasing arrangements with banks and manufacturers of Telli*Screen and Telli*Phone equipment.

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

The initial success of the Telli*Pages is dependent on the Company's ability to supply Telli*Screens to a great number of homes in a concentrated area within a very short period of time and assure advertisers that householders will use the Telli*Pages Directory on an ongoing basis. In this way advertisers can be confident that a concentrated mass of consumers will have convenient access to their promotional pages.

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

Telli*Pages operators who work with retail establishments in the area will be assigned individual schools where they will organize and maintain procedures for securing data and entering it in the appropriate sections of the Telli*Pages Directory school news section in a timely manner. In the high schools, students wanting a part-time job may be hired to assist the Telli*Pages operators. In its research the Company has found that many school teachers, and parent volunteers have been excited about the Telli*Pages school directory and many have agreed to assist in helping to keep the directory up-to-date. In return for their participation the Company has offered to issue small grants to classrooms, schools, or district foundations.

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

To  support  this  mailing  program,   the  Company  will  purchase  significant
advertising space in the local newspapers to promote the fact that "the Telli*Pages are here" and Telli*Screens have been installed in households in the area. The purpose of the advertising program will be to encourage support for the Telli*Pages throughout the community, make merchants aware of the marketplace available to them to encourage them to return their Telli*Pages Data Listing Cards as soon as possible, and to evaluate the response to the Telli*Pages Directory from people and businesses in the adjoining areas where the Telli*Screens have not yet been distributed to households ("market research to evaluate and determine future budgeting for advertising and promotion").

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

The Company's engineers plan to upgrade the Telli*Phone operating systems to interface with the new Telli*Pages server design, and implement security features for the Telli*Pages to protect users. The Company intends to implement remote authoring software to enable businesses and consumers to conveniently input, from the field, advertising and other community information in the pages tied to their listings in the Telli*Pages Directory.

In addition to entering address information on businesses and groups in Marin County under their appropriate categories in the Telli*Pages Directory, the Company editors will modify the Telli*Pages indexing system during the market test to correct any difficulties subscribers may have responding to Telli*Screen software while using the Telli*Pages Directory.

Also during the market start-up stage, the Company engineers will redesign the analog telephone board in the Telli*Screen and Telli*Phone to move from operating from a PCIMCA card to a CAD PC board design using chip. This will enable Telli*Screen and Telli*Phone production models to use the latest technology. With continual software upgrading through automatic downloads from Telli*Pages servers while subscribers are online, Telli*Phone technology and the Telli*Pages system should remain constantly up-to-date.

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

Anticipated Material Changes in Number of Employees

The Company presently employs a CEO, CFO, Secretary, Systems Engineer and Programmer. Within the first six months of 1998 the Company plans to employ at least one hardware engineer, two technicians, four software engineers, two programmers, a marketing director and online licensing director, an advertising director, and five administrative assistants.

Material Areas Peculiar to Registrant's Business

The Company is not aware of any areas of its business not similar to the publishing and distributing of interactive information through the telephone network.

(c)   Financial Information About Industry Segments

     The Company's business is focused in one industry segment.

(d)  Narrative Description of Business

Telli*Phone Products and Services

The Telli*Pages Directory System

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

The Telli*Pages Directory

The Telli*Pages Directory is a library of information stored in a computer maintained by the Company and located in the community being served. The Company has programmed an intelligent, interactive indexing system into the Directory establishing categories where information can be entered by businesses, groups, and associations within the community. These authors can update their information at any time directly from a Telli*Phone or by calling a Telli*Pages Directory operator.

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

Subscribers respond to pages of information displayed on the Telli*Screen. The cell programs evaluate the thought processes indicated by each response and display additional pages of information. These pages may be further questions for clarification, a list of options, a presentation of ideas for a greater perspective of the options that may be explored within a particular subject, or a page of information about the subject.

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

BUYLINE(free access and listings) - A two line entry for subscribers to list buy and sell merchandise, garage sales and other items or services. Telli*Pages linked to their listings are available for $30 per month to display additional information. Information may be entered, changed, or updated in the pages by subscribers at any time for no additional charge.

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

The Telli*Screen

The Telli*Screen is an LCD screen with a telephone keypad. Inside the case is a high powered personal computer with a modem. People operate the Telli*Screen by pressing keys on the Telli*Screen's telephone keypad. They are guided by instructions that are displayed on the Telli*Screen.

The internal operations of the Telli*Screen are controlled by proprietary software developed by the Company. The software which controls the operation of the Telli*Screen can be accessed only by a Telli*Pages central computer. To access a central computer the telephone number for the computer must be entered into the Telli*Screen's automatic dialing system from a Telli*Phone server. In this way the Company will be able to assess licensing fees and transaction fees for the use of Telli*Screens for anything other than accessing the Telli*Pages Directory.

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

               l) a smart card reader.

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


MESSAGE TAKING - The Telli*Phone automatically answers incoming calls and digitally stores voice messages, faxes, printed memos, and correspondence. This information may be reviewed later on the Telli*Phone screen (voice through the speaker) or the Telli*Phone will send it to another location where it may be listened to, viewed, or printed out on a fax machine.

     Since messages are in digital format, they may be erased individually (keeping some and deleting others). Codes may be entered so each member of the business or household may view only his or her messages, maintaining privacy.

MESSAGE LEAVING - Voice messages, faxes, or other typed memos may be recorded in the Telli*Phone to be picked up later by specific authorized callers.

MESSAGE SENDING - Voice messages, faxes, typed messages, and correspondence may be recorded on the Telli*Phone and automatically sent to one or more people. Information can be sent to a large audience by using the auto dialing directory.

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

SMARTCARD  READER  - A credit  card  size  smart  card is  available  and may be inserted into the Telli*Phone to enhance its features. The card can be used to store and maintain information accessed through the Telli*Phone
     including  telephone  and  mailing  lists,  banking  transactions,   faxes,
     messages, correspondence, voice recordings, and health, medical, and insurance information.

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

Attached to each page of information is a small computer program written by a Telli*Pages Editor that transforms subscribers' choices into instruction codes. These codes direct the computer to specific disk locations, files, and sections where pages of information appropriate to each subscriber's response can be found. Each page of information may solicit more answers for clarification, display additional material to help subscribers focus on the issues most important to them, or present the information that will meet their needs.

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

The Telli*Pages Security Program

The Company has written a security software program that prohibits Telli*Pages subscribers from entering or changing information in the Telli*Pages Directory without receiving prior authorization. Each subscriber's account file contains details about a subscriber's privileges in using the Telli*Pages Directory that is linked to the Telli*Pages tracking code. Every time subscribers send information to the Telli*Pages Directory, the central computer checks his or her account to determine whether or not he or she has the authorization to proceed.

                    Telli*Screen and Telli*Phone Installation

The Telli*Screen and the Telli*Phone, like a fax machine, plug into ordinary telephone outlets and operate through existing telephone lines without any additional telecommunication device or installation charges from the local telephone company.

Status of Product

A Telli*Pages Directory presently resides in a central server located at the Company's business office. Only a few directory listings with accompanying advertising, have been entered into the Telli*Pages Directory for demonstration and testing purposes. The Company does not feel it is financially practical to enter current listings until just before the product becomes available to subscribers. The Telli*Pages Directory is accessed through the telephone system from Telli*Screens connected to a telephone.

During the first six months of 1998 the Company intends to purchase computer hardware components for the assembly of Telli*Screens, assemble Telli*Screens and prepare the Telli*Pages Directory and the central server for a market test.

By September 1998, the Company plans to have entered enough listings in the Telli*Pages Directory to provide sufficient advertising information and commercial listings to make it a profitable product. It is anticipated because of the extensive work that has been completed in preparing the indexes for the Telli*Pages Directory that this work can be accomplished by an editorial staff at the same time Telli*Screens are being assembled for the product's market introduction.

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

Also competing online for the potentiality huge market of "local" advertising dollars will be CitySearch, funded by AT&T and Compaq Computer Corp. which has expanded its menu of information in the community government and local news categories. It now features multimedia sites with volunteer, nonprofit and government Infosites. Microsoft Network, with 2.3 million subscribers, has suffered from losses and a series of missteps and is now focusing on a free World wide Web version of MSN and services and tools that will help people do everyday things. Following layoffs at Sidewalk local activity guides and the elimination of an online travel magazine, Mungo Park, Microsoft plans to launch a new site, code-named Start, to serve as a hub for new Web offerings, including Expedia for travel, Carpoint for autos, MSNBC for news and a streamlined Sidewalk to be launched in 50 cities by the end of 1998.

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

Cidco's iPhone offers several telephone options plus e-mail, yellow and white page directories for many US locations as well as limited Internet access as its InfoGear browser doesn't implement some common Web technologies. Philips Home Services conducted a test in Garden City, New York using Philips screen phones and Oracle Corporation's InterOffice software enabling 6,500 businesses and consumers to access the Web and send and receive e-mail. The Philips screen phone utilizes special software to translate Web graphics to telephone compatible text based menus and contains Web content developed by Garden City's newspaper, including movie listings and local notices.

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

The market research firm IDC expects that sales of such Internet phone units will grow from 333,000 to 1.5 million in 1999. They predict sales to reach 4.5 million by 2001. Various sources including Probe, a US research company, project a 9.5 million penetration level of smart phones in the US by the year 2000. Smart phones and Internet phones should appeal to the 65 percent of homes which do not have a personal computer. The US Electronics Industries Association currently reports that 95 percent of households have a telephone, with 2.4 as the average number of phones per household.

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

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the number of Telli*Pages subscribers operating Telli*Screens within the geographic area covered by the Telli*Pages Directory (the Telli*Pages), the level of usage of the Telli*Pages Directory, demand for Telli*Pages Directory advertising, seasonal trends in both Telli*Pages usage and advertising placements, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of the Telli*Screen or accessing the Telli*Pages Directory through the Telli*Pages or other media properties developed by the Company, general economic conditions and economic conditions specific to the Telli*Pages and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company also expects that it may experience seasonality in its business, with advertising impressions (and therefore revenues) being somewhat lower during the summer and after year-end vacation and holiday periods, when usage of the Telli*Pages Directory may he expected to decline.

Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations.")

Financial Condition of the Company

The Company does not have an earning history. In addition, the Company is a development stage company which is in the process of initiating a market test of its computer information network and access device, the Telli*Screen. The Company will require additional capital to finance its current and proposed operations. There is no assurance that the Company will be able to raise any additional capital or that such additional capital will be available at the time required by the Company to successfully promote and operate the Telli*Pages Directory. There is no assurance of the Company's ability to receive significant revenues from subscriptions to the Telli*Pages Directory, advertising in the Telli*Pages or Telli*Screens, licensing fees to communicate through Telli*Screens with Telli*Pages subscribers.

New  Concept  and  Emerging  Markets;   Uncertainty  of  Market  Acceptance  and
Commercialization Strategy

The utilization of combination telephone-information network products for consumer applications represents a relatively new business activity characterized by emerging markets and an increasing number of market entrants who have introduced or are developing an array of new telecommunications products and services, some of which will compete in some segments (i.e. home banking) against Telli*Screens, Telli*Phones, Telli*Pages Directories and any other products which may be developed by the Company. The Company is currently assessing market acceptance and demand with the intent of minimizing the risks involved with the financing and distribution of the Telli*Pages
Directory and Telli*Screens on a large scale. Market acceptance for the Telli*Pages Directory, and Telli*Screens will require substantial marketing efforts and expenditure of funds to create awareness and demand by potential customers. There can be no assurance either that a market will develop or that it will become sustainable.

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

To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality, and features of Telli*Screens, Telli*Phones, Telli*Pages, and the Telli*Pages server, as well as other branded media properties that may be developed. There can be no assurance that the Company will be able to successfully maintain competitive user response time or implement new features and functions, such as user personalization and protection, which will involve the development of increasingly complex technologies. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

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

Management of Growth

The rapid execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company's potential rapid growth, which is essential to the
Company's success, has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational, and financial resources. As of December 31, 1997, the Company had five full-time employees, three in administration and finance and two in research and product development. To manage its growth, the Company must implement and improve its operational and financial systems and expand, train, and manage its employee base. For example, the Company is currently in the process of building its internal maintenance and support organization, and sales and marketing team. There can be no assurance that the Company will be able to build or successfully implement this organization or team on a timely basis. Further, the Company will be required to manage multiple relationships with various customers and third parties to generate revenues from licensing its technology to other Information Providers to communicate and transact business with its subscribers. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures, or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively, the Company's business,
operating  results,   and  financial  condition  will  be  materially  adversely affected.

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

Since 1983 many major organizations have spent hundreds of millions of dollars in an attempt to establish an interactive telecommunications service for the home. Most of the methods tried have involved an attempt to encourage consumers to attach a videotext telecommunications/terminal box to their television sets for people to access interactive listings and directories through their televisions. These videotext systems are no longer in use due to the lack of customer demand. More recently, some organizations with significant financial resources have made similar attempts at establishing an interactive service in the home through televisions by encouraging consumers to attach cablevision/terminal boxes to their television sets, which are still being tested. WebTV Networks introduced the first mass-market information appliance in 1996, a little black box attached to the TV which connects to the World Wide Web and to e-mail. The second generation appliance, WebTV Plus has several new features that have not yet been implemented by WebTV's proprietary online service or by the TV networks, but provide an electronic TV listing in addition to the features of the earlier model.

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

Dividend Policy

The Company has never paid cash dividends on its Common Stock or other securities. The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying any cash dividends in the foreseeable future.

Notes Payable; Royalty Agreements

There are 17 individuals who advanced cash to the Company in exchange for notes payable and royalty rights (the "Royalty Holders"). Under the agreement, the Company will pay royalties aggregating 2.267% of the manufacturer's actual net price for which each Telli*Phone device is sold.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The shares of Common Stock of the Company are currently listed on the Over the Counter ("OTC") Bulletin Board under the symbol "TELI". There has been very limited trading of the Company's Common Stock and there can be no assurance that an active public market of the Common Stock will development, if any, or be sustained.

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

          3.  An   agreement   signed  by  a  school   district  to   distribute
          Telli*Screens throughout the market test community.

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

During the market test, the Company's engineers will assign an inexpensive Telli*Screen computer board that eliminates many hardware components necessary for the operation of a personal computer but unnecessary for the successful operation of the Telli*Screen and Telli*Phone as the everyday consumer products for which they were designed. For the market test the Company estimates that it will pay approximately $300 for the hardware components of each Telli*Screen assembled. The Company has received estimates from consultants experienced in the manufacturer of hardware components of a price of less than $150 per Telli*Screen. It is difficult to predict an accurate price until the Company learns from its market test the level of consumer response to the Company's software products to determine the size of runs that are most feasible. If the Company's product is very successful then there will be available to the Company many methods of financing the manufacture of Telli*Phones that will allow the Company to order larger runs and further reduce the cost to manufacture Telli*Screens and Telli*Phones.

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

On October 19, 1995, the Company sold and issued a total of 700,000 shares of the common stock for a total of $301,000. On December 15, 1995, the Company sold and issued a total of 135,000 shares of the common stock for a total of $101,250. The capital has been used to secure the components that will be used to produce Telli*Phones for the test and to complete the Telli*Phone software to manage the components in the working model.

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

Management plans to explore the feasibility of selling franchises to qualified organizations for the right to operate a Telli*Pages Directory within a defined geographical area as a method of financing the establishment of new Telli*Pages Directory geographical sites.

As of December 31, 1997, the Company has a deferred tax asset of approximately $1.4 million which is 100% reserved. See Footnote 5 of the audited financial statements for additional information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company, and their ages and positions as of March 24,1997 are as follows:




Name                     Age                 Position
-------------------------------------------------------------------------------
Lawrence A Guinness      54                  President, Chief Executive
                                             Officer and Director

Dixie K. Tanner          55                  Vice President,
                                             Publishing and Director

Arthur Korn              60                  Chief Financial Officer
                                             and Director

Richard A. Morse         48                  Vice President,
                                             Engineering and Technology


There are no arrangements or understanding between any of the directors or executive officers of the Company and any other person or persons pursuant to which they were selected as directors or officers. All officers plan to devote full time to the Company. No other person has been nominated or chosen to become an officer at the present time.

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

In 1967, Mr. Guinness, with $300,000 in private funding, founded Guinness Publishing Ltd., Toronto, Canada, a company that published educational textbooks for the elementary school curriculum. The company's publications became an instant success with the schools in Canada and sales were made to United States and other foreign countries. Mr. Guinness was a publisher in the true sense in that his company (1) thoroughly researched the marketplace to target product before development of a publication, (2) authored all its publications in-house, and (3) marketed, shipped, and maintained an inventory from its own offices and warehouses. The company became a recognized leader in the field of Canadian educational textbook publishing and, because of its successful record of sales, the company was awarded Canadian distribution rights to publications published by companies in Great Britain and the United States to expand its line of products.

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


Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 12, 1998, and is adjusted to reflect the sale of Common Stock offered hereby for (i) each person or entity who is known by the company to beneficially own five percent or more of the outstanding Common Stock of the Company, (ii) each of the Company's directors, (iii) each of the Named Officers, and (iv) all directors and executive officers of the Company as a group. Except as noted below, the address for each such person is c/o Guinness Telli*Phone Corporation, 655 Redwood Highway, Suite 273, Mill Valley, CA 94941.

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


                                             GUINNESS TELLI*PHONE CORPORATION
                                                   (Registrant)

Date: May 8, 1998                            /S/ Lawrence A. Guinness
                                             ---------------------------------
                                             By:  Lawrence A. Guinness
                                             Its: President


Date: May 8, 1998                            /S/ Arthur Korn
                                             ---------------------------------
                                             By: Arthur Korn
                                             Its Chief Financial Officer


Date: May 8, 1998                            /S/ Dixie K. Tanner
                                             ---------------------------------
                                             By: Dixie K. Tanner
                                             Its: Secretary

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

Because of recurring losses, negative working capital, default of its loan agreements, and a stockholder deficit, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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