Form 10-Q
period 1998-03-31
GUINNESS TELLI-PHONE CORP
filed 1998-05-20
CIK 940036

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: March 31, 1998; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On March 31, 1998, there were 14,860,160 shares of the registrant's Common Stock, $.001 par value, outstanding.

                        GUINNESS TELLI*PHONE CORPORATION

                                      INDEX

PART I.             Financial Information                            Page No.
                    -----------------------------------------------------------

          Item 1.   Financial Statements                                3

                    Consolidated Balance Sheet
                    March 31, 1998 and December 31,1997                 4

                    Consolidated Statement of Operations -              5
                    Three Months Ended March 31, 1998 and 1997 and Cumulative During Development Stage

                    Consolidated Statement of Cash Flows -              6
                    Three Months Ended March 31, 1998 and 1997 and Cumulative During Development Stage

                    Note to Consolidated Financial Statements           7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       8

PART II.            Other Information

          Item 1.   Legal Proceedings                                   8

          Item 2.   Change in Securities                                8

          Item 3.   Defaults Upon Senior Securities                     8

          Item 4.   Submission to Matters to a Vote of Security Holders 8

          Item 5.   Other Information                                   8

          Item 6.   Exhibits and Reports on Form 8-K                    8

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations and changes in its financial position from inception through March 31, 1998 have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                       (Unaudited)
                                        March 31,            December 31,
                                           1998                1997
                                        ---------------------------------------
ASSETS

CURRENT ASSETS:
      Cash                              $   --              $        87
      Prepaid expenses                      --                   14,587
                                        ---------------------------------------

     TOTAL CURRENT ASSETS               $   --                   14,674
                                        ---------------------------------------

FIXED ASSETS:

      Equipment                             66,832               66,832
      Less accumulated depreciation         43,645               40,995
                                        ---------------------------------------

                                            23,187               25,837
                                        ---------------------------------------

                                        $   23,187          $    40,511
                                        =======================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                      $  435,000          $   435,000
     Accounts payable                      666,943              634,597
     Accrued interest payable              558,664              534,428
     Deferred royalty income               125,000              125,000
                                        ---------------------------------------

     TOTAL CURRENT LIABILITIES           1,785,607            1,729,025
                                        ---------------------------------------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value;
     authorized 25,000,000 shares,
     issued and outstanding
     14,860,160 shares                      14,860              14,860
     Additional paid-in capital          8,891,733           8,891,733
     Deficit accumulated during
          development stage            (10,669,013)        (10,595,107)
                                       ----------------------------------------

                                       ( 1,762,420)        (  1,688,514)
                                       ----------------------------------------

                                        $   23,187          $    40,511
                                       ========================================



See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Operations
                                   (Unaudited)


                           Cumulative
                              During       Three Months
                           Development   Ended March 31,
                             Stage       1998       1997
                          ------------------------------

OPERATING EXPENSES:

Research and development $ 4,551,152
Interest expense         $ 4,283,383   $  24,236   $ 22,032
Officer's salary             512,940       8,000     17,108
Rent                         351,970       6,402      8,086
Other administrative
     expense                 969,568      35,268     75,011
                          -----------------------------------

NET LOSS                 $(10,669,013) $( 73,906) $(122,237)
                         ====================================

LOSS PER SHARE                         $     --    $   (.01)
                                       ======================

WEIGHTED AVERAGE
     SHARES OUTSTANDING                14,860,160  14,043,480
                                       ======================


See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Cash Flows
                                   (Unaudited)



                           Cumulative
                              During         Three Months Ended
                           Development            March 31,
                             Stage           1997           1996
                          ------------------------------------------

CASH USED IN OPERATIONS:
 Net loss                 $(10,669,013)      $(73,906)     $(122,237)
 Adjustments to
 reconcile net
 loss to cash used
 in operations:
 Depreciation                   43,645          2,650          2,650
 Decrease in prepaid expenses       --         14,587             --
 Increase (decrease) in
   accounts payable            666,943         32,346         17,955
 Increase in accrued
  interest                     558,664         24,236         22,032
 Stock Issues for consulting
  services                      27,500             --             --
 Deferred royalty income       125,000             --             --
                         ---------------------------------------------
                            (9,247,261)      (     87)      (  79,600)

CASH USED IN INVESTING ACTIVITIES:

Additions to fixed
assets                      (   66,832)      (     --)      (   3,587)
                         ----------------------------------------------

CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
 Contributed capital         7,543,938             --              --
 Sale of stock                 854,575             --         323,400
 Notes payable                 435,000             --              --
 Stockholder advances          323,400             --        (250,000)
 Collection of stock
  subscriptions receivable     157,180             --              --
                         ---------------------------------------------
                             9,314,093             --          73,400
                         ---------------------------------------------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS           --            (87)        ( 9,787)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                  --             87           9,805
                         ---------------------------------------------

CASH AND CASH EQUIVALENTS,
 END OF YEAR             $          --       $      --      $       18
                         ==============================================


See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                             (A Development Company)
                    Note To Consolidated Financial Statements


Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone
Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at March 31, 1998, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations March 31, 1998

      Liquidity and Capital Resources:

     There have been no significant changes in the Company's liquidity and capital resources since the Company filed its annual report on Form 10-K for the year ended December 31, 1997. Reference is made to that document with regard to these matters.

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

                                             GUINNESS TELLI*PHONE CORPORATION
                                               (Registrant)


Date: May 20, 1998                           /S/ Lawrence A. Guinness
                                             ----------------------------------
                                             By:  Lawrence A. Guinness
                                             Its: President



Date: May 20, 1998                           /S/ Arthur Korn
                                             ----------------------------------
                                             By:  Arthur Korn
                                             Its: Chief Financial Officer