Form 10-Q/A
period 1998-03-31
GUINNESS TELLI-PHONE CORP
filed 1998-06-09
CIK 940036

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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
                                        ---------------------------------------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value;
     authorized 25,000,000 shares,
     issued and outstanding
     15,410,160 and 14,860,160 shares       15,410              14,860
     Additional paid-in capital          8,927,433           8,891,733
     Deficit accumulated during
          development stage            (10,705,263)        (10,595,107)
                                       ----------------------------------------

                                       ( 1,762,420)        (  1,688,514)
                                       ----------------------------------------

                                        $   23,187          $    40,511
                                       ========================================



See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Operations
                                   (Unaudited)


                           Cumulative
                              During       Three Months
                           Development   Ended March 31,
                             Stage       1998       1997
                          ------------------------------

OPERATING EXPENSES:

Research and development $ 4,551,152
Interest expense         $ 4,283,383   $  24,236   $ 22,032
Officer's salary             512,940       8,000     17,108
Rent                         351,970       6,402      8,086
Other administrative
     expense                1,005,818     71,518     75,011
                          -----------------------------------

NET LOSS                 $(10,705,263) $(110,156) $(122,237)
                         ====================================

LOSS PER SHARE                         $     --    $   (.01)
                                       ======================

WEIGHTED AVERAGE
     SHARES OUTSTANDING                15,250,716  14,043,480
                                       ======================


See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Cash Flows
                                   (Unaudited)



                           Cumulative
                              During         Three Months Ended
                           Development            March 31,
                             Stage           1997           1996
                          ------------------------------------------

CASH USED IN OPERATIONS:
 Net loss                 $(10,705,263)      $(110,156)    $(122,237)
 Adjustments to
 reconcile net
 loss to cash used
 in operations:
 Depreciation                   43,645          2,650          2,650
 Decrease in prepaid expenses       --         14,587             --
 Increase (decrease) in
   accounts payable            666,943         32,346         17,955
 Increase in accrued
  interest                     558,664         24,236         22,032
 Stock Issues for consulting
  services                      63,750         36,250             --
 Deferred royalty income       125,000             --             --
                         ---------------------------------------------
                            (9,247,261)      (     87)      (  79,600)

CASH USED IN INVESTING ACTIVITIES:

Additions to fixed
assets                      (   66,832)      (     --)      (   3,587)
                         ----------------------------------------------

CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
 Contributed capital         7,543,938             --              --
 Sale of stock                 854,575             --         323,400
 Notes payable                 435,000             --              --
 Stockholder advances          323,400             --        (250,000)
 Collection of stock
  subscriptions receivable     157,180             --              --
                         ---------------------------------------------
                             9,314,093             --          73,400
                         ---------------------------------------------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS           --            (87)        ( 9,787)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                  --             87           9,805
                         ---------------------------------------------

CASH AND CASH EQUIVALENTS,
 END OF YEAR             $          --       $      --      $       18
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

                                             GUINNESS TELLI*PHONE CORPORATION
                                               (Registrant)


Date: June 9, 1998                           /S/ Lawrence A. Guinness
                                             ----------------------------------
                                             By:  Lawrence A. Guinness
                                             Its: President



Date: June 9, 1998                           /S/ Arthur Korn
                                             ----------------------------------
                                             By:  Arthur Korn
                                             Its: Chief Financial Officer