Form 10-Q
period 1998-06-30
GUINNESS TELLI-PHONE CORP
filed 1998-08-10
CIK 940036

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 1998; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On June 30, 1998, there were 15,710,160 shares of the registrant's Common Stock, $.001 par value, outstanding.

                        GUINNESS TELLI*PHONE CORPORATION

                                      INDEX

PART I.             Financial Information                            Page No.
                    -----------------------------------------------------------

          Item 1.   Financial Statements                                3

                    Consolidated Balance Sheet
                    June 30, 1998 and December 31,1997                  4

                    Consolidated Statement of Operations -              5
                    Three Months Ended June 30, 1998 and 1997
                    And Six Months Ended June 30, 1998 and 1997 and Cumulative During Development Stage

                    Consolidated Statement of Cash Flows -              6
                    Three Months Ended June 30, 1998 and 1997
                    And Six Months Ended June 30, 1998 and 1997 and Cumulative During Development Stage

                    Note to Consolidated Financial Statements           7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       8

PART II.            Other Information

          Item 1.   Legal Proceedings                                   8

          Item 2.   Change in Securities                                8

          Item 3.   Defaults Upon Senior Securities                     8

          Item 4.   Submission to Matters to a Vote of Security Holders 8

          Item 5.   Other Information                                   8

          Item 6.   Exhibits and Reports on Form 8-K                    8

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations and changes in its financial position from inception through June 30, 1998 have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                       (Unaudited)
                                        June 30,            December 31,
                                           1998                1997
                                        ---------------------------------------
ASSETS

CURRENT ASSETS:
      Cash                              $   6,270           $        87
      Prepaid expenses                      --                   14,587
                                        -------------------------------

     TOTAL CURRENT ASSETS               $   6,270                14,674
                                        -------------------------------

FIXED ASSETS:

      Equipment                             68,863               66,832
      Less accumulated depreciation         46,295               40,995
                                        -------------------------------

                                            22,568               25,837
                                        -------------------------------

                                        $   28,838          $    40,511
                                        =======================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                      $  435,000          $   435,000
     Accounts payable                      669,959              634,597
     Accrued interest payable              582,900              534,428
     Stockholder Advances                   36,770                   --
     Deferred royalty income               125,000              125,000
                                        ---------------------------------------

     TOTAL CURRENT LIABILITIES           1,849,629            1,729,025
                                        -------------------------------------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value;
     authorized 25,000,000 shares,
     issued and outstanding
     15,710,160 and 14,860,160 shares       15,710              14,860
     Additional paid-in capital          8,936,133           8,891,733
     Deficit accumulated during
          development stage            (10,772,634)        (10,595,107)
                                       --------------------------------------

                                       ( 1,820,791)        (  1,688,514)
                                       -------------------------------------

                                        $   28,838          $    40,511
                                       ========================================



See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Operations
                                   (Unaudited)


                       Cumulative
                       During       Six Months        Three Months
                       Development  Ended June 30     Ended June 30,
                       Stage        1998      1997    1998       1997
                      ---------------------------------------------------

OPERATING EXPENSES:

Research and
development        $ 4,551,152
Interest expense   $ 4,307,619   $ 48,472  $ 44,064  $ 24,236  $ 22,032
Officer's salary       520,940     16,000    17,108     8,000
Rent                   358,372     12,804    14,442     6,402     6,356
Other administrative
   expense           1,034,551    100,251   104,898    28,733    29,887
                     ---------------------------------------------------

NET LOSS         $(10,772,634) $(177,527)  $(180,512) $(67,371) $(58,275)
                   ======================================================

LOSS PER SHARE                 $   (.01)   $  (.01)   $   --     $    --
                                 ==========================================

WEIGHTED AVERAGE
   SHARES OUTSTANDING        15,422,038  14,065,480   15,591,479   14,087,480
                            =================================================


See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement Of Cash Flows
                                   (Unaudited)



                        Cumulative
                        During         Six Months Ended   Three Months Ended
                        Development        June 30              June 30,
                        Stage          1998      1997        1998      1997
                        ----------------------------------------------------

CASH USED IN OPERATIONS:

 Net loss           $(10,772,634)  $ (177,527) $(180,512) $(67,371) $(58,275)
 Adjustments to
 reconcile net
 loss to cash used
 in operations:
 Depreciation             46,295       5,300       5,300     2,650     2,650
 Decrease in
 prepaid expenses                     14,587
 Increase in
   accounts payable      669,959      35,362      28,483     3,016    10,528
 Increase in accrued
  interest               582,900      48,472      44,064    24,236    22,032
 Stock Issues for
  consulting services     72,750      42,250                 9,000
 Deferred royalty income 125,000        --          --         --        --
                         ----------------------------------------------------
                      (9,275,730)  ( 28,556)   ( 102,665)   (28,469) (23,065)
                         ----------------------------------------------------

CASH USED IN INVESTING ACTIVITIES:

Additions to fixed
assets                (   68,863)  (  2,031)   (   3,587)   ( 2,031)
                         ----------------------------------------------------

CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
 Contributed capital    7,543,938                   --
 Sale of stock            854,575                323,400
 Notes payable            435,000                   --
 Stockholder advances     360,170    36,770     (226,941)    36,770   23,059
 Collection of stock
  Subscriptions
 Receivable               157,180
                         ----------------------------------------------------
                        9,350,863    36,770       96,459     36,770   23,059
                         ----------------------------------------------------

NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS               6,270     6,183      (9,793)      6,270      (6)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR             --        87       9,805         --       18
                         ---------------------------------------------------

CASH AND CASH EQUIVALENTS,
 END OF YEAR              $ 6,270   $ 6,270      $   12     $ 6,270  $   12
                         ===================================================


See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                             (A Development Company)
                    Note To Consolidated Financial Statements


Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone
Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at June 30, 1998, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations June 30, 1998

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

                                             GUINNESS TELLI*PHONE CORPORATION
                                               (Registrant)


Date: August 7, 1998                         /S/ Lawrence A. Guinness
                                             ----------------------------------
                                             By:  Lawrence A. Guinness
                                             Its: President



Date: August 7, 1998                         /S/ Arthur Korn
                                             ----------------------------------
                                             By:  Arthur Korn
                                             Its: Chief Financial Officer