Form 10-Q
period 1998-09-30
GUINNESS TELLI-PHONE CORP
filed 1998-11-20
CIK 940036

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




                                   FORM 10-Q




  FOR THE QUARTER ENDED SEPTEMBER 30, 1998, COMMISSION FILE NUMBER 0-25632


                        GUINNESS TELLI*PHONE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




            Nevada                                              68-0310550
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)



655 Redwood Highway #273, Mill Valley, California                    94941
-------------------------------------------------                ---------------
(Address of principal executive offices)                           (Zip Code)


                                 (415) 389-9442
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     On November 19, 1998, there were 16,934,910 shares of the issuer's common stock, $.001 par value, outstanding.

                        GUINNESS TELLI*PHONE CORPORATION

                                      INDEX


PART I. - Financial Information                                        Page No.
          ---------------------                                        --------

         Item 1.  Financial Statements

                  Consolidated Balance Sheet
                  September 30, 1998 and December 31, 1997                 3

                  Consolidated Statement of Operations
                  Three Months Ended September 30, 1998 and
                  1997 and Nine Months Ended September 30,
                  1998 and 1997 and Cumulative During
                  Development Stage                                        4

                  Consolidated Statement of Cash Flows Three
                  Months Ended September 30, 1998 and 1997
                  and Nine Months Ended September 30, 1998
                  and 1997 and Cumulative During Development
                  Stage                                                    5

                  Note to Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7

PART II. - Other Information

         Item 1.  Legal Proceedings                                        8

         Item 2.  Changes in Securities and Use of Proceeds                8

         Item 3.  Defaults Upon Senior Securities                          8

         Item 4.  Submission of Matters to a Vote of Security Holders      8

         Item 5.  Other Information                                        8

         Item 6.  Exhibits and Reports on Form 8-K                         8


SIGNATURES                                                                10

                  GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                            (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED BALANCE SHEET

                                           September 30,
                                               1998                 December 31,
                                            (Unaudited)                 1997
                                            -----------             -----------
            ASSETS

CURRENT ASSETS:
      Cash                                  $     5,942             $        87
      Prepaid expenses                               --                  14,587
                                            -----------             -----------

           TOTAL CURRENT ASSETS                   5,942                  14,674
                                            -----------             -----------

FIXED ASSETS:
      Equipment                                  71,431                  66,832
      Less accumulated depreciation              48,945                  40,995
                                            -----------             -----------

                                                 22,486                  25,837
                                            -----------             -----------

                                            $    28,428             $    40,511
                                            ===========             ===========

           LIABILITIES AND
         STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                         $   450,000             $   435,000
      Accounts payable                          738,837                 634,597
      Accrued interest payable                  607,136                 534,428
      Stockholder advances                       36,515                      --
      Deferred royalty income                   125,000                 125,000
                                            -----------             -----------

           TOTAL CURRENT LIABILITIES          1,957,488               1,729,025
                                            -----------             -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value;
           authorized 25,000,000 shares;
           issued and outstanding
           16,634,910 and 14,860,160 shares      16,635                  14,860
      Additional paid-in capital              9,030,158               8,891,733
      Deficit accumulated during
            development stage               (10,975,853)            (10,595,107)
                                            -----------             -----------
                                             (1,929,060)             (1,688,514)
                                            -----------             -----------

                                            $    28,428             $    40,511
                                            ===========             ===========

















See accompanying notes.

                  GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                            (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)



                                            Cumulative
                                               During              Nine Months              Three Months
                                             Development       Ended September 30,       Ended September 30,
                                                            ------------------------   -----------------------
                                                Stage           1998         1997         1998         1997
                                            ------------        ----         ----         ----         ----

OPERATING EXPENSES:
      Research and development              $   4,551,152
      Interest expense                          4,331,855   $   72,708    $   66,096   $   24,236   $   20,030
      Officer's salary                            528,940       24,000        34,017        8,000        5,764
      Rent  365,834                                20,266       25,152         7,462        7,061
      Other administrative
         expenses                               1,198,072      263,772       191,224      163,521       67,709
                                            -------------   ----------    ----------   ----------   ----------

NET LOSS                                    $(10,975,853)   $(380,746)    $(316,489)   $(203,219)   $(100,564)
                                            =============   ==========    ==========   ==========   ==========

LOSS PER SHARE                                              $    (.02)    $    (.02)   $    (.01)   $    (.01)
                                                            ==========    ----------   ==========   ==========

WEIGHTED AVERAGE
      SHARES OUTSTANDING                                    15,527,508    14,092,165   15,735,008   13,427,480
                                                            ==========    ==========   ==========   ==========
















See accompanying notes.

                  GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                           (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                           Cumulative
                                             During               Nine Months Ended                Three Months Ended
                                           Development              September 30,                     September 30,
                                                             --------------------------      ---------------------------
                                              Stage              1998           1997             1998             1997
                                          -------------          ----           ----             ----             ----

CASH USED IN OPERATIONS:
   Net loss                               $(10,975,853)      $(380,746)      $(316,489)      $(203,219)       $(135,977)
   Adjustments to reconcile net loss
      to cash used in operations:
      Depreciation                               48,945           7,950           7,950           2,650            2,650
      Decrease in prepaid expenses                               14,587              --              --
      Increase in accounts payable              738,837         104,240          24,483          68,878
      Increase in accrued interest              607,136          72,708          66,096          24,236           22,032
   Stock issues for consulting services         162,750         135,250                          90,000
   Deferred royalty income                      125,000              --              --              --               --
                                          -------------       ---------      ----------      ----------       ----------

                                            (9,293,185)        (46,011)       (213,960)        (17,455)        (111,295)
                                          -------------       ---------      ----------      ----------       ----------


CASH USED IN INVESTING ACTIVITIES:
      Additions to fixed assets                (71,431)         (4,599)         (6,715)         (2,568)          (3,128)
                                          -------------       ---------      ----------      ----------       ----------



CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES:
   Contributed capital                        7,543,938
   Sale of stock                                859,525           4,950        501,900           4,950          178,500
   Notes payable                                450,000          15,000                         15,000
   Stockholder advances                         359,915          36,515      (250,000)           (255)         (23,059)
   Collection of stock subscriptions
      receivable                                157,180
                                           ------------       ---------      ---------       ---------        ---------
                                              9,370,558          56,465        251,900          19,695          155,441
                                           ------------       ---------      ---------       ---------       ----------






NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                   5,942           5,855         31,225           (328)           41,018

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                 --              87          9,805           6,270               12
                                           ------------       ---------      ---------      ----------       ----------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                             $      5,942       $   5,942      $  41,030      $    5,942       $   41,030
                                           ============       =========      =========      ==========       ==========











See accompanying notes.

                 GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                             (A DEVELOPMENT COMPANY)
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone
Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 1998, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1997.

                        GUINNESS TELLI*PHONE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998


Liquidity and Capital Resources.

         There have been no significant changes in the Company's liquidity and capital resources since the Company filed its annual report on Form 10-K for the year ended December 31, 1997. Reference is made to that document with regard to these matters.

Results of Operations.

         The Company has finalized long term financial arrangements for the production of Telli Screens, and has also finalized arrangements with a U.S. manufacturer of consumer products for the production and assembly of Telli Screens during the Company's early run start up stage. The Company has negotiated an agreement with Global Tele Services, LLC ("Global"), to manufacture a minimum of 10,000 telli screens , Model GT100, which when produced will be leased to the Company for installation in Southern Marin County, California. Under the terms of the agreement, the Company will pay Global $237,500 per quarter for a total of $4,750,000, commencing 180 days after the Company receives the telli screens from Global. Definitive documents will be filed with the SEC under Form 8-K upon receipt.

         The Company's engineer has completed the first stage production prototype of the Telli Screen and it has been delivered to the manufacturer. A small run of Telli Screens is being produced initially for a small market test. By March 1999 the Company plans to have approximately 1,000 Telli Screens delivered into the marketplace and plans to have at least 10,000 Telli Screens operating in households in Southern Marin County by July 1999.

         This report contains "forward-looking statements" within the meaning of
Section 27A of the 1933 Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially, as the result of such factors as competition in the markets for telephone directories, the availability of financing at favorable terms, and other factors detailed in the Company's public filings with the SEC.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         At the present time there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.

Item 2.  Changes in Securities and Use of Proceeds.

                  None.

Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information.

                  On September 30, 1998, the Company filed a Registration Statement on Form S-8 (Registration No. 333-65163) to register 4,000,000 shares of its common stock for issuance under the Guinness Telli*Phone Corporation Stock Option Plan.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits

              Exhibit No.   Description

              2.1 Agreement and Plan of Reorganization between CoNetCo and the Company dated March 15, 1994. (Incorporated by reference to Exhibit 1 to the Company's Form 10, filed with the SEC on March 8, 1996, File No. 0-25632.)

              2.2 Purchase of Assets, Assumption of Liabilities and Royalty Agreement between CoNetCo, Guinness Productions, Guinness Computer Television and Lawrence A. Guinness and assumed by the Company dated March 15, 1994. (Incorporated by reference to Exhibit 5 to the Company's Form 10, filed with the SEC on March 8, 1996, File No. 0-25632.)

              2.3 Purchase of Assets, Assumption of Liabilities and Royalty Agreement between CoNetCo, Guinness Productions, Guinness Computer Television and Lawrence A. Guinness dated February 18, 1990 - Superceded by Exhibit 5. (Incorporated by reference to Exhibit 6 to the Company's Form 10, filed with the SEC on March 8, 1996, File No. 0-25632.)

              2.4 Agreement and Plan of Reorganization between Guinness Telli*Phone Corporation and CoNetCo dated October 4, 1993 - Superceded by Exhibit 1.
                            (Incorporated by reference to Exhibit 7 to the Company's Form 10, filed with the SEC on March 8, 1996, File No. 0-25632.)

              3.1 Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 2 to the Company's Form 10, filed with the SEC on March 8, 1996, File No. 0-25632.)

              3.2 Bylaws. (Incorporated by reference to Exhibit 2 to the Company's Form 10, filed with the SEC on March 8, 1996, File No. 0-25632.)

             10.1 Guinness Telli*Phone Corporation Stock Option Plan adopted by the Company on September 30, 1998. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, Registration No. 333-65163, filed on September 30, 1998.)

               27           Financial Data Schedule.  (Filed herewith.)

         (b)      Reports on Form 8-K.

                  No other reports on Form 8-K were filed during the last quarter of the period covered.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GUINNESS TELLI*PHONE CORPORATION
                                                     (Registrant)


Date:  November 19, 1998                    /s/ Lawrence A. Guinness
                                            ------------------------------------
                                            By:      Lawrence A. Guinness
                                            Its:     President


Date:  November 19, 1998                    /s/ Arthur Korn
                                            -----------------------------------
                                            By:      Arthur Korn
                                            Its:     Chief Financial Officer

                                  EXHIBIT INDEX


    Exhibit No.       Description

       2.1 Agreement and Plan of Reorganization between CoNetCo and the Company dated March 15, 1994. (Incorporated by reference to Exhibit 1 to the Company's Form 10, filed with the SEC on March 8, 1996, File No. 0-25632.)

       2.2 Purchase of Assets, Assumption of Liabilities and Royalty Agreement between CoNetCo, Guinness Productions, Guinness Computer Television and Lawrence A. Guinness and assumed by the Company dated March 15, 1994. (Incorporated by reference to Exhibit 5 to the Company's Form 10, filed with the SEC on March 8, 1996, File No. 0-25632.)

       2.3 Purchase of Assets, Assumption of liabilities and Royalty Agreement between CoNetCo, Guinness Productions, Guinness Computer Television and Lawrence A. Guinness dated dated February 18, 1990 - Superceded by Exhibit 5. (Incorporated by reference to Exhibit 6 to the Company's Company's Form 10, filed with the SEC on March 8, 1996, File No. 0-25632.)

       2.4 Agreement and Plan of Reorganization between Guinness Telli*Phone Corporation and CoNetCo dated October 4, 1993
                      - Superceded  by Exhibit 1. (Incorporated  by reference to
                      Exhibit  7  to  the   Company's  Form 10,  filed  with the
                      SEC  on  March  8,  1996,  File  No. 0-25632.)

       3.1 Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 2 to the Company's Form 10, filed with the SEC on March 8, 1996, File No. 0-25632.)

       3.2 Bylaws. (Incorporated by reference to Exhibit 2 to the Company's Form 10, filed with the SEC on March 8, 1996, File No. 0-25632.)

       10.1 Guinness Telli*Phone Corporation Stock Option Plan adopted by the Company on September 30, 1998. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, Registration No. 333-65163, filed on September 30, 1998.)

        27            Financial Data Schedule.  (Filed herewith.)