Form 10-Q
period 1999-03-31
GUINNESS TELLI-PHONE CORP
filed 2000-01-07
CIK 940036

          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

    QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934




                   FORM 10-Q




 FOR THE QUARTER ENDED MARCH 31, 1999, COMMISSION FILE NUMBER 0-25632


           GUINNESS TELLI*PHONE CORPORATION
(Exact name of Registrant as specified in its charter)




     Nevada                                     68-0310550
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)






       655 Redwood Highway #111, Mill Valley, CA  94941

   Registrant's Telephone Number, including area code   (415) 389-9442




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.





YES  X         NO
    ----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this
report:   18,151,577 shares.

          GUINNESS TELLI*PHONE CORPORATION

                         INDEX


PART I. - Financial Information                   Page No.

Item 1.   Financial Statements

Consolidated Balance Sheet
March 31, 1999 and December 31, 1998                4

Consolidated Statement of Operations -
Three Months Ended March 31, 1999 and 1998
and Cumulative During Development Stage             5

Consolidated Statement of Cash Flows -
Three Months Ended March 31, 1999 and 1998
and Cumulative During Development Stage             6

Note to Consolidated Financial Statements           7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations       8

Part II. - None

Signatures

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET


                                   March 31,
                                     1999               December 31,
                                  (Unaudited)               1998
                                  -----------           ------------
               ASSETS
               ------
CURRENT ASSETS:
  Cash                            $      753          $   105,913
  Prepaid expenses                    75,000              100,000
                                 -----------          -----------
     TOTAL CURRENT ASSETS         $   75,753              205,913
                                 -----------          -----------
FIXED ASSETS:
  Equipment                           73,032               71,432
  Less accumulated depreciation       54,244               51,595
                                 -----------          -----------
                                      18,788               19,837
                                 -----------          -----------
                                 $    94,541          $   225,750
                                 ===========          ===========

          LIABILITIES AND
        STOCKHOLDERS' EQUITY
        --------------------
CURRENT LIABILITIES:
  Notes payable                  $   435,000         $   435,000
  Accounts payable                   563,322             583,518
  Payments and accruals for
    unissued stock                   540,500             660,500
  Accrued payroll                     34,053
  Due to related parties             210,004             177,177
  Accrued interest payable           658,030             631,372
  Deferred royalty income            125,000             125,000
                                 -----------         -----------
     TOTAL CURRENT LIABILITIES     2,531,856           2,646,620
                                 -----------         -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value;
    authorized 25,000,000 shares;
    issued and outstanding
    18,151,577 and 17,434,910 shares  18,151             17,435
  Additional paid-in capital       9,384,192          9,260,408
  Deficit accumulated during
    development stage            (11,839,658)       (11,698,713)
                                 -----------        -----------
                                  (2,437,315)        (2,420,870)
                                 -----------        -----------
                                 $    94,541        $   225,750
                                 ===========        ===========

See accompanying notes.

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                               Cumulative During              Three Months Ended
                                   Development                      March 31,
                                      Stage                1999               1998
                                ----------------           -----              -----
OPERATING EXPENSES:
  Research and development        $  4,551,152
  Interest expense                   4,382,749         $   26,658            $   24,236
  Officer's salary                     924,440              9,500                 8,000
  Rent                                 378,370              5,934                 6,402
  Other administrative expenses      1,602,947             98,853                71,518
                                 -------------         ----------            ----------
NET LOSS                          $(11,839,648)        $ (140,945)           $ (110,156)
                                 =============         ==========            ==========
LOSS PER SHARE                                         $     (.01)           $     (.01)
                                                       ==========            ==========
WEIGHTED AVERAGE
SHARES OUTSTANDING                                     17,998,244            15,250,716
                                                       ==========            ==========




























See accompanying notes.

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                    Cumulative
                                      During                   Three Months Ended
                                    Development                      March 31,
                                       Stage                   1999              1998
                                     ----------                ----              ----
CASH USED IN OPERATIONS:
Net loss                           $(11,839,658)          $  (140,945)       $(110,156)
Adjustments to reconcile net loss
  to cash used in operations:
  Depreciation                           54,244                 2,649            2,650
  Decrease (increase) in
    prepaid expenses                    (75,000)               25,000           14,587
  Increase (decrease) in accounts
    payable                             740,499               (20,196)          32,346
  Increase in accrued interest          658,030                26,658           24,236
  Stock issues for consulting services  398,300                 4,500           36,250
  Deferred royalty income               125,000
  Accrual for unissued stock            540,500
  Accrued payroll                                               (34,053)
                                                           ----------
                                     (9,398,085)             (136,387)             (87)
                                    -----------            ----------         --------
CASH USED IN INVESTING ACTIVITIES:
  Additions to fixed assets             (73,032)               (1,600)
                                    -----------            ----------         --------


CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
  Contributed capital                 7,543,938
  Sale of stock                         979,525
  Notes payable                         435,000
  Stockholder advances                  356,227                32,827
  Collection of stock subscriptions
    receivable                          157,180
                                    -----------             ---------
                                      9,471,870                32,827
                                    -----------             ---------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS              753              (105,160)            (87)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                          --               105,913             87
                                   ------------            ----------      ---------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                      $        753            $      753      $      --
                                   ============            ==========      =========

See accompanying notes.

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT COMPANY)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at March 31, 1999, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1998.

GUINNESS TELLI*PHONE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 1999




Liquidity and Capital Resources:

There have been no significant changes in the Company's liquidity and capital resources since the Company filed its annual report on Form 10-K for the year ended December 31, 1998. Reference is made to that document with regard to these matters.

The Company has begun negotiations to raise the necessary capital to commence operations.





































                          Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


GUINNESS TELLI*PHONE CORPORATION



By:   /s/Lawrence A. Guinness
      ---------------------------------
Lawrence A. Guinness, President

Date: January 5, 2000