Form 10-Q
period 1999-06-30
GUINNESS TELLI-PHONE CORP
filed 2000-01-07
CIK 940036

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934




                             FORM 10-Q




FOR THE QUARTER ENDED JUNE 30, 1999, COMMISSION FILE NUMBER 0-25632


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





YES     X               NO
       ----                ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this
report:    19,580,247  shares.

GUINNESS TELLI*PHONE CORPORATION

INDEX


PART I. - Financial Information                    Page No.
          ---------------------                    --------
Item 1.   Financial Statements

Consolidated Balance Sheet
June 30, 1999 and December 31, 1998                       4

Consolidated Statement of Operations -
Three Months Ended June 30, 1999 and 1998
and Six Months Ended June 30, 1999 and 1998
and Cumulative During Development Stage                   5

Consolidated Statement of Cash Flows -
Three Months Ended June 30, 1999 and 1998
and Six Months Ended June 30, 1999 and 1998
and Cumulative During Development Stage                   6

Note to Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations             8

Part II. - None

Signatures                                                9

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET


                                    June 30,
                                     1999             December 31,
                                 (Unaudited)             1998
                               ------------        -----------
               ASSETS
               ------
CURRENT ASSETS:
  Cash                          $     3,589        $   105,913
  Prepaid expenses                   50,000            100,000
                                -----------        -----------
    TOTAL CURRENT ASSETS             53,589            205,913
                                -----------        -----------
FIXED ASSETS:
  Equipment                          89,343             71,432
  Less accumulated depreciation      56,893             51,595
                                -----------        -----------
                                     32,450             19,837
                                -----------        -----------
                                $    86,039        $   225,750
                                ===========        ===========

       LIABILITIES AND
     STOCKHOLDERS' EQUITY
     --------------------
CURRENT LIABILITIES:
  Notes payable                 $   435,000          $   435,000
  Accounts payable                  531,622              583,518
  Payments and accruals for
    unissued stock                  540,500              660,500
  Accrued payroll                    34,053
  Due to related parties            140,390              177,177
  Accrued interest payable          684,688              631,372
  Deferred royalty income           125,000              125,000
                               ------------          -----------
    TOTAL CURRENT LIABILITIES     2,457,200            2,646,620
                               ------------          -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value;
    authorized 25,000,000 shares;
    issued and outstanding
    19,580,247 and 17,434,910 shares 19,580               17,435
  Additional paid-in capital      9,606,313            9,260,408
  Deficit accumulated during
    development stage           (11,997,054)         (11,698,713)
                               ------------         ------------
                                 (2,371,161)          (2,420,870)
                               ------------         ------------
                                $    86,039          $   225,750
                               ============         ============

See accompanying notes.

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                               Cumulative            Six Months            Three Months
                                 During          Ended June 30,         Ended June 30,
                               Development     ----------------      -------------------
                                 Stage          1999       1998       1999        1998
                             ------------    ---------   --------   --------   ---------
OPERATING EXPENSES:
  Research and development   $  4,551,152
  Interest expense              4,409,407    $  53,316   $  48,472 $  26,658   $ 24,236
  Officer's salary                930,940       16,000      16,000     6,500      8,000
  Rent                            391,715       19,279      12,804    13,345      6,402
  Other administrative
    expenses                   1,713,840      209,746     100,251   110,893      28,733
                             ------------    ---------   --------- ---------    --------
NET LOSS                     $(11,997,054)   $(298,341)  $(177,527)$(157,396)   $(67,371)
                             ============    =========   ========= =========    ========
LOSS PER SHARE                              $    (.02)   $    (.01)  $    (.01) $     --
                                          ============   =========   =========  ========
WEIGHTED AVERAGE
SHARES OUTSTANDING                         18,473,243   15,422,038  18,943,022 15,591,479
                                          ===========    =========  ========== ==========





















See accompanying notes.

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                       Cumulative      Six Months Ended     Three Months Ended
                                         During            June 30,              June 30,
                                      Development      --------------        ---------------
                                         Stage         1999      1998       1999         1998
                                      -------------    ----      ----       ----         ----
CASH USED IN OPERATIONS:
Net loss                               $(11,997,054)  $(298,341)  $(177,527) $(157,396) $(67,371)
   Adjustments to reconcile net loss
     to cash used in operations:
   Depreciation                              56,893       5,298       5,300     2,649      2,650
   Decrease (increase) in
     prepaid expenses                      (50,000)     50,000      14,587    25,000
   Increase (decrease) in
     accounts payable                      708,799     (51,896)     35,362   (31,700)     3,016
   Increase in accrued interest            684,688      53,316      48,472    26,658     24,236
   Stock issues for consulting services    398,300       4,500      45,250    9,000
   Deferred royalty income                 125,000
   Accrued for unissued stock              540,000
   Accrued payroll                                     (34,053)
                                       ------------   ---------     -------   --------   --------
                                         (9,532,874)  (271,176)    (28,556)  (134,789)   (28,469)
                                       ------------   ---------     -------   --------    -------

CASH USED IN INVESTING ACTIVITIES:
  Additions to fixed assets                 (89,343)   (17,911)    (2,031)    (16,311)    (2,031)
                                       ------------   --------     ------     -------     ------

CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Contributed capital                     7,543,938
  Sale of stock                           1,203,075    223,550    223,550
  Notes payable                             435,000
  Stockholder advances                      286,613    (36,787)    36,770     (69,614)    36,770
  Collection of stock subscriptions
    receivable                              157,180
                                         ----------    --------    -------     -------     -------
                                          9,625,806     186,763     36,770     153,936     36,770
                                         ----------    --------    -------     -------     ------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                3,589    (102,324)     6,183       2,836      6,720

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                              --     105,913         87         753         --
                                         ----------   ---------    -------    --------     ------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                           $     3,589   $   3,589   $  6,270    $  3,589    $ 6,270
                                        ===========   =========   ========    ========    =======

See accompanying notes.

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT COMPANY)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at June 30, 1999, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1998.

GUINNESS TELLI*PHONE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 1999




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


GUINNESS TELLI*PHONE CORPORATION



By:      /s/ Lawrence A. Guinness
         ----------------------------------------
Lawrence A. Guinness, President

Date:     January 5, 2000
         -----------------------------------------