Form 10-Q
period 1999-09-30
GUINNESS TELLI-PHONE CORP
filed 2000-01-07
CIK 940036

         SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C.  20549

    QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934




                        FORM 10-Q




        FOR THE QUARTER ENDED SEPTEMBER 30, 1999
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this
report:    21,192,247 shares.

GUINNESS TELLI*PHONE CORPORATION

INDEX


PART I. - Financial Information                      Page No.
          ----------------------                     ---------
Item 1.   Financial Statements

Consolidated Balance Sheet
September 30, 1999 and December 31, 1998                4

Consolidated Statement of Operations -
Three Months Ended September 30, 1999
and 1998 and Nine Months Ended
September 30, 1999 and 1998 and
Cumulative During Development Stage                     5

Consolidated Statement of Cash Flows -
Three Months Ended September 30, 1999
and 1998 and Nine Months Ended
September 30, 1999 and 1998 and
Cumulative During Development Stage                     6

Note to Consolidated Financial Statements               7

Item 2.    Management's Discussion and Analysis of
Financial Condition and Results of Operations           8

Part II. - None

Signatures                                             9

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET


                                September 30,
                                    1999             December 31,
                                (Unaudited)             1998
                              ------------          ------------
               ASSETS
               ------
CURRENT ASSETS:
  Cash                         $     87,523          $   105,913
  Prepaid expenses                   25,000              100,000
                               ------------          -----------
TOTAL CURRENT ASSETS                112,523              205,913
                               ------------          -----------
FIXED ASSETS:
  Equipment                          96,064               71,432
  Less accumulated depreciation      59,542               51,595
                                -----------          -----------
                                     36,522               19,837
                                -----------          -----------
                                $   149,045          $   225,750
                                ===========          ===========

     LIABILITIES AND
   STOCKHOLDERS' EQUITY
   --------------------
CURRENT LIABILITIES:
Notes payable                  $   430,000          $   435,000
Accounts payable                   520,622              583,518
Payments and accruals for
unissued stock                     540,500              660,500
Accrued payroll                     34,053
Due to related parties              99,237              177,177
Accrued interest payable           711,346              631,372
Deferred royalty income            125,000              125,000
                                ----------           ----------
TOTAL CURRENT LIABILITIES        2,426,705            2,646,620
                                ----------           ----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value;
   authorized 25,000,000 shares;
   issued and outstanding
   21,192,247 and 17,434,910
    shares                          21,192              17,435
  Additional paid-in capital     9,857,701           9,260,408
  Deficit accumulated during
   development stage           (12,156,553)        (11,698,713)
                                ----------         -----------
                                (2,277,660)         (2,420,870)
                               -----------         -----------
                               $   149,045         $   225,750
                               ===========         ===========

See accompanying notes.

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                Cumulative       Nine Months            Three Months
                                  During       Ended September 30,    Ended September 30,
                                Development    -------------------    -------------------
                                  Stage         1999         1998      1999        1998
                                 -------       ------       -----     ------      ------
OPERATING EXPENSES:
Research and development      $  4,551,152
Interest expense                 4,436,065     $  79,974   $  72,708  $  26,658   $ 24,236
Officer's salary                   938,940        24,000      24,000      8,000      8,000
Rent                               401,435        28,999      20,266      9,720      7,462
Other administrative
   expenses                      1,828,961       324,868     263,772    115,121     163,521
                              ------------     ---------   ---------  ---------   ---------
NET LOSS                      $(12,156,553)    $(457,841)  $(380,746) $(159,499)  $(203,219)
                              ============     =========   =========  =========   =========
LOSS PER SHARE                                 $    (.02)  $    (.02) $    (.01)  $    (.01)
                                               =========   =========  =========   =========
WEIGHTED AVERAGE
SHARES OUTSTANDING                            19,019,892   15,527,508 20,095,367 15,735,008
                                              ==========   ========== ========== ==========



See accompanying notes.

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                         Cumulative       Nine Months            Three Months
                                           During       Ended September 30,    Ended September 30,
                                        Development    -------------------    -------------------
                                           Stage         1999         1998      1999         1998
                                          -------       ------       -----     ------       ------

CASH USED IN OPERATIONS:
Net loss                             $(12,156,554)   $(457,841)  $(380,746)  $(159,500)  $(203,219)
Adjustments to reconcile net loss
  to cash used in operations:
  Depreciation                              59,542        7,948       7,950       2,649      2,650
  Decrease (increase) in
    prepaid expenses                       (25,000)      75,000      14,587      25,000
  Increase (decrease) in
    accounts payable                       697,799     (62,896)     104,240     (11,000)    68,878
  Increase in accrued interest             711,346      79,974       72,708      26,658     24,236
  Stock issues for consulting services     398,300       4,500      135,250      90,000
  Deferred royalty income	                 125,000
  Accrued for unissued stock               540,500
   Accrued payroll                                     (34,053)
                                      ------------    --------     --------      -------    --------
                                        (9,649,067)   (387,368)     (46,011)    (116,193)   (17,455)
                                      ------------    --------     --------     --------    -------

CASH USED IN INVESTING ACTIVITIES:
  Additions to fixed assets                (96,064)    (24,632)      (4,599)       (6,721)   (2,568)
                                      ------------    --------     --------     ---------   -------

CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
Contributed capital                    7,543,938
Sale of stock                          1,456,075       476,550        4,950     253,000       4,950
Notes payable                            430,000        (5,000)      15,000      (5,000)      15,000
Stockholder advances                     245,461       (77,940)      36,515     (41,152)        (255)
Collection of stock subscriptions
receivable                           157,180
                                        ----------       -------       -------     -------      --------
                                         9,832,654       393,610         56,465    206,848      19,695
                                        ----------       -------        -------   -------       ------

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS              87,523        (18,390)        5,855      83,934         (328)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                             --         105,913           87       3,589        6,270
                                         ---------       ---------        ------    -------       ------
CASH AND CASH EQUIVALENTS,
END OF YEAR                           $   87,523       $  87,522     $  5,942   $  87,523     $  5,942
                                        ==========       =========     ========    ========      =======

See accompanying notes.

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT COMPANY)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 1999, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1998.

GUINNESS TELLI*PHONE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1999


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


GUINNESS TELLI*PHONE CORPORATION



By: /s/Lawrence A. Guinness
    -------------------------------------
    Lawrence A. Guinness, President

Date:  January 5, 2000
     -------------------------------------