Form 10-K
GUINNESS TELLI-PHONE CORP
filed 2000-01-07
CIK 940036

              UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from to

          Commission File Number: 0-25632

          GUINNESS TELLI*PHONE CORPORATION
    (Exact name of registrant as specified in its charter)

    NEVADA                                  68-0310550
(State or Jurisdiction                     I.R.S. Employer
of Incorporation)                       Identification Number)

655 Redwood Hwy., # 111, Mill Valley, CA 94941-3009
(Address of principal executive offices) (Zip Code)

Registrant's telephone number including area code:
(415) 389-9442

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price on November 30, 1999, was approximately $3,821,465.00

There is no current market for the Registrant's common stock.
The number of outstanding shares of the Registrant's Common Stock on November 30, 1999 was 24,792,243.

                 TABLE OF CONTENTS

                      PART I

ITEM 1. BUSINESS                                       5
(a) Overview                                           5
(b) Registrant's Plan of Operation                     7
Necessity to Raise Additional Capital                 13
Research and Development to be Performed              13
Anticipated Material Acquisition of Plant and
Equipment                                             14
Anticipated Material Changes in Number
of Employees                                          14
Material Areas Peculiar to Registrant's Business      14

(c) Financial Information about Industry Segments     14

(d) Narrative Description of Business                 14
Telli Phone Products and Services                     14
Status of Product                                     20
Sources and Availability of Raw Materials             21
Patents, Trademarks, Licenses Franchises and
Concessions                                           21
Seasonal Business                                     22
Significant Working Capital Required                  23
Dependence on a Critical Mass of Users                23
Backlog Orders                                        23
Government Regulation                                 24
Competition                                           24
Research and Development                              27
Environmental Impacts                                 28
Employees and Management of Growth                    28

(e) Financial Information about Foreign and
Domestic Operations and Export Sales                  29
Revenues from Prior Operations                        29

(f) Factors Affecting Company's Business
  Operating Results and Financial Condition           29

ITEM 2. PROPERTIES                                    42

ITEM 3. LEGAL PROCEEDINGS                             42

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS                                   42

                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS                           43
Market Information                                    43
Holders                                               43
Dividends                                             43

ITEM 6. SELECTED FINANCIAL DATA                       44

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION                    44
Overview                                              44
Liquidity and Capital Resources                       45

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
 DISCLOSURE                                           59

                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS             60
Backgrounds of Directors and Executive Officers       60
Directorships                                         62
Involvement in Certain Legal Proceedings              62
Promoters and Control Persons                         62

ITEM 11. EXECUTIVE COMPENSATION                       62

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT                                 63
Controlling Interest                                  63
Security Ownership of Management                      63

ITEM 13. CERTAIN RELATIONSHIPS AND
   RELATED TRANSACTIONS                               63
Notes Due By Lawrence A. Guinness; Dilution of
Guinness' Ownership in the Company                    63

                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K                               64

                    PART 1

ITEM 1. BUSINESS

(a) Overview

Guinness Telli*Phone Corporation (OTC Bulletin Board Stock Symbol "TELI"), a Nevada corporation, is the developer of an online system that gives households a fast, free, simple-to-use, local online service and the Telli Pages. The Telli Pages instantly delivers detailed, up-to-the-minute, local information via a personal computer or a Telli Screen connected to a telephone.
The system is easier to use than an ATM.

The Telli Pages is an electronic version of the printed yellow pages directory and includes detailed community news, schedules, agendas, events, and classifieds.

Unlike the Internet, which requires significant training and lots of spare time, Telli Pages is accessed quickly and easily using a simple telephone keypad. Guided by numbered statements, people make choices that are instantly analyzed by the Telli Pages proprietary authored indexing system. This quick simulated conversation zips you to local listings displaying current details you need. The Telli Pages includes telephone business listings, retail advertising and current specials, community newsletters and notices, school agendas and reports, and classified buy and sell ads.

The first Telli Pages Directory is stationed in a computer at the Company's offices in Mill Valley, California. It is connected to the local telephone system and operates as the server for the Marin County Telli Pages. (The Pacific Bell Marin Yellow Pages serves approximately 100,000 households and generates $20 million in annual advertising revenues.)

The Company has taken the telephone yellow pages directory (a multi-billion dollar industry) and improved on it. The inexpensive Telli Pages can be updated instantly, and as often as needed.

- All businesses have a free name and address listing.
Connected to their free listings are Telli Pages of unlimited, inexpensive space to write extensive information about their products and services.

- Advertisers can update their Telli Pages at any time and at no additional cost, so information and specials will be up-to-the-minute.

- An intelligent, interactive, on-screen touch-tone indexing system allows people to target information on personal topics quickly and efficiently.

- With a Telli Screen, Telli Pages are always instantly and conveniently available on a screen next to your telephone.

The Telli Pages provides residents of the community with a "small town" visual communication forum for local businesses, organizations, associations, groups, and residents to distribute reviews, schedules, newsletters, and reports, and reserve or purchase tickets, food and merchandise, and distribute special discount offers and preferred commercial arrangements.

The Company will introduce the Telli Pages to individual communities through a promotional campaign whereby people with personal computers will be able to download the free Telli Pages system to their personal computers for direct access to Telli Pages servers. Later the Company plans to distribute free Telli Screens to households in each area to establish a critical mass of users at minimal cost.

Revenues for the Company's products will be generated initially from storage of pages of commercial advertising and community information in the Telli Pages Directory at an initial minimum monthly rate of $30.00 per page, fees from special advertising screens loaded into Telli Screens for off line reference, and licensing fees from companies and organizations with online servers that wish to communicate or transact business with Telli Screen users. The Company also plans to promote the sale of complete Telli Phone systems to businesses, associations, and government agencies to establish internal telecommunications information networks.

The Company's initial marketplace is householders, especially people who do not have the time or inclination to use a personal computer to exchange information through a world wide online system, and a large marketplace of individuals, businesses, and local groups whose primary interest is communicating and doing business with consumers and residents who reside within the few miles surrounding their location (a reported $72 billion market in local advertising). In the Company's opinion, Telli Pages users can reference local information faster, with greater ease, and at less cost than surfing the Internet through a personal computer.

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

The corporate name was changed to Guinness Telli*Phone Corporation effective on September 13, 1993. On March 15, 1994, through a series of agreements among Registrant, CoNetCo, a California Corporation, and Lawrence A. Guinness, CoNetCo's founder and its principal shareholder, Registrant, pursuant to a Reorganization in accordance to section 368 (a)(1)(b) of the Internal Revenue Code, as amended, acquired all of the issued and outstanding stock of CoNetCo in exchange for 11,041,000 shares of the common stock of the Company.

The Company, through this acquisition, acquired the rights to a telephone and community news and information computer software online directory (the "Telli Pages Directory") and the Telli Phone, a combined telephone and computer communications product with a small screen, that has the ability of accessing the Telli Pages Directory through ordinary telephone lines. The Telli
Phone has the potential of replacing the standard telephone now used in virtually every household and office in the United States. Through the Telli Phone's combined digital answering machine and interactive networking access system, users will have the ability to send, receive, and store vast amounts of electronic information and transactions locally and worldwide.

Effective February 18, 1990 (as amended by the March 15, 1994 agreement), CoNetCo, currently the Company's wholly-owned subsidiary, acquired from CoNetCo's major stockholder the assets of the businesses known as Guinness Productions, Inc. and Guinness Computer Television Corp. (the Guinness Companies) in exchange for 8,000,000 shares of CoNetCo stock and royalty rights. The assets acquired from the Guinness Companies consisted primarily of product development efforts performed by the Guinness Companies to further develop the Telli Phone. For accounting purposes, all costs incurred by the Guinness Companies to develop the Telli Phone were expensed in accordance with Financial Accounting Standards Board Statements No. 2,
Accounting for Research and Development Costs. The assets acquired from the Guinness Companies have been valued at their historical cost basis and not current fair market value, if any, because all entities are under common control. The liabilities incurred and assumed by the Guinness Companies during its development of the Telli Phone were assumed by the shareholder of the Guinness Companies. The liabilities assumed by the Guinness Companies' shareholder total approximately $7.2 million, which include approximately $2.3 million of investor notes payable and related delinquent compounded interest of $3.6 million. Such liabilities were incurred by the Guinness Companies primarily during the years 1982 to 1989. Such liabilities assumed have been treated as a capital contribution and increased paid-in capital. CoNetCo and the Guinness Companies are predecessors of the Company and their activities are included in the cumulative financial data. Included in the deficit accumulated during development stage is approximately $7.2 million relating to the Guinness Companies.

 (b) Registrant's Plan of Operation

The Company's general plan of operation beginning with the calendar year 2000 is to introduce the Telli Pages to the marketplace within a single community, promote the Telli Pages Directory in the marketplace and prepare for large scale production of Telli Screens.

The bulk of the effort required to bring Telli Screens to the large scale production stage will take place in parallel with the market introduction of the Telli Pages accessed through personal computers.

The first Telli Pages server is stationed in the Company's administrative offices in Mill Valley, California. The computer operating as the server contains the Company's proprietary online operating system for the Telli Pages Directory and over 10,000 programs that operate the indexing system for navigating the Telli Pages Directory. As of August 1999, the server contains the up-to-date listings for all retail businesses and schools in Marin County. During the Fall of 1999 the Company will add the listings for all professional businesses and services. The server is connected to the local telephone system and is fully operational.

Working models of the Telli Phone and Telli Screen have been produced for Alpha testing purposes. The Telli Phone and Telli Screen proprietary operating system is functional including application software for the telephone and speaker phone, answering machine, address book, auto-dialer, screen graphics and text, access to the Telli Pages, and engineering functions for the Telli Phone's hardware components. The Telli Phone smart card reader is installed and commercial software application programs will be developed when the product is in the marketplace.

During the Telli Pages introduction, available through personal computers, the Company's engineers will design an inexpensive Telli Screen and Telli Phone computer board to eliminate many hardware components necessary for the operation of a personal computer but unnecessary for the successful operation of Telli Screens and Telli Phones as the everyday consumer products for which they were designed. The Company has received estimates from consultants experienced in the manufacture of computer appliances of a price of less than $200 per Telli Screen when produced in volume. It is difficult to predict an accurate price until the Company learns the level of consumer response to the Telli Pages to determine the size of Telli Screen production runs that are most feasible.

The Company expects that there will be many methods of financing for the manufacture of Telli Screens to allow the Company to order large runs and reduce the cost to manufacture Telli Screens and establish Telli Pages Directories in additional geographical areas throughout the United States. These will include strategic alliances with various major retailers and online service providers, franchising of Telli Pages Directory territories, the sale of Telli Pages Directory rights for hotels and resorts, and long term credit and leasing arrangements with banks and manufacturers of Telli Screen and Telli Phone equipment.

The Company expects that the first community Telli Pages Directory will quickly establish a significant standard for accessing important local, everyday information. Through this success the Company plans to install Telli Pages Directory sites in communities across the United States within areas defined by the local telephone calling areas.

To this end, the Company has begun discussions with major financial groups that have indicated interest in financing the Company's expansion plans.


Telli Pages Directory Access Area

The Telli Pages Directory Computer Station is located in Mill Valley, California. The office is in a building adjacent to Highway 101, the main artery freeway running through Marin County servicing all its main populated areas. The building contains small businesses, medical offices and retail establishments, including a deli, hair salon, and a major restaurant.

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

The area of Marin to be covered by the Telli Pages Directory contains approximately 100,000 households. This represents less than 5% of the total population of the Bay Area. The median income in Marin County is over $53,000 per household.

Most of the population in and around Mill Valley works in San Francisco. The people live in expensive homes and care about their community, their children's education and protecting their quality of life. There are Little League Baseball teams, soccer leagues, Boy Scout Troops, service clubs, recreation centers, church groups, sailing clubs, and hiking and biking trails.

Pacific Bell's Yellow Pages for Marin County generates advertising revenues in excess of $20 million annually from approximately 40,000 listings. It produces 461,000 purchases every month (National Yellow Pages Monitor Ratings). The cost of a 1.5" x 1.5" column ad (black type only) is $48.00 per month. The cost of a 3" x 1.5" column ad (black type only) is $111.50 per month.

Unlike the Telli Pages that can be continually revised and updated, the Yellow Pages is printed only once a year. Due to its inflexible format, it does not contain much advertising from major department stores, grocery stores, recreation departments (clubs, community centers, etc.), real estate brokers, airlines, ground transportation agencies, movie and live theaters, government agencies, consumer agencies, or service bureaus.

The Yellow Pages does not allow for advertising from individuals such as tutors of academic studies or sports, house cleaners and maintenance, entertainers (for parties, etc.), local rentals (tools, sports equipment), and second hand items (books, clothes, etc.).

Individuals cannot distribute controlled advertising to generate part-time extra income through arts, crafts, and hobbies.
Through the Telli Pages people could offer sewing, baking, maintenance, video production, and word processing. Collectors of baseball cards to antiques could trade and barter.


Corporate Marketing Plan

The potential advantage of the Telli Pages is that retail outlets can communicate with households near their place of business to encourage them to stop by. Telli Pages offer advertisers the opportunity to issue a variety of specials and discounts on a day-to-day basis to target individual buying patterns. In this way they can attract a large audience of local customers over a long period of time to maintain a constant flow of business.

The initial success of the Telli Pages is dependent on the the number of households with personal computers and ultimately on the Company's ability to supply Telli Screens to a great number of homes in a concentrated area within a very short period of time. The Company believes that its ultimate success to secure advertising revenues will be dependent upon its ability to assure advertisers that a concentrated mass of householders near their places of business will have access to their promotional pages and use the Telli Pages Directory on an ongoing basis. In this way the Company will be able to encourage advertisers to move their advertising dollars from the yellow pages to the Telli Pages.

Within each area where a Telli Pages Directory is to be established, the Company will select an affluent community with a concentration of population around a large retail center. After establishing a Telli Pages Directory that can be accessed directly from personal computers, the Company will begin delivering Telli Screens free of charge to the homes of families with school age children.

To encourage parents to accept free Telli Screens in their homes and use the Telli Pages, the Company will maintain an up-to-date school directory with daily classroom homework assignments, teacher's notes, school news, and district information.

Telli Pages operators who work with retail establishments in the area will be assigned individual schools where they will organize and maintain procedures for securing data and entering it in the appropriate sections of the Telli Pages Directory school news section in a timely manner. In the high schools, students wanting a part-time job may be hired to assist the Telli Pages operators.

In its research the Company has found that many schools, teachers, and parent volunteers have been excited about the Telli
Pages school directory and many have agreed to assist in helping to keep the directory up-to-date. In return for their participation the Company has offered to issue small grants to classrooms, schools, or district foundations.

At a minimum, the Company feels that it can expect a best efforts agreement from schools to cooperate with the program. School districts are in the process of attempting to establish an electronic line of communication between the home and the school. Many school districts have been installing voice-mail systems to automatically report student absences to the home and for parents to access a voice recording of important announcements and homework assignments. In some cases where a voice-mail system has been installed, it costs the school district as much as $10 per student per month.

Many school districts have established web sites but parents complain that it takes too long to find the sites and access the information contained. Since schools do not have an organized professional system for maintaining these web sites, the information contained is usually out of date. Many needed services can be available to school districts through the Telli Pages at no cost to the district, and with the added bonus of generating income for the schools.

Through this campaign local retail establishments can promote the fact that they are supporting their local schools through the Telli Pages Directory. Conversely, parents will be encouraged to patronize those retail establishments that advertise in the Telli Pages.

Building Directory Listings

The Company will hire Telli Pages operators and supply them with Telli Phone terminals to enter information onto the Telli Pages similar to the method the yellow pages uses to update their information once a year. Many of these operators will work from their homes. The Company plans to concentrate on hiring people with children who will appreciate the opportunity to work from home.

Telli Pages operators will be assigned a specific set of commercial accounts in their area that they will call on a regular basis to:

- inform their assigned businesses, groups, and associations of the advantages of listing in the Telli Pages Directory and encouraging them to list in the Telli Pages

- assist advertisers by entering their information under their listing in the Telli Pages Directory

- help advertisers to keep their information current by editing their TelliPages or by modifying their listing categories

- inform advertisers of new ideas that they may incorporate in their listings to increase their business or new programming systems that the Company may develop from time to time to improve their consumer communications


Company Sponsored Advertising

The Company plans to send advertising packages to all businesses in the area served by the Telli Pages Directory. The package will provide them with information on the Telli Screens, the Telli Phone, and the Telli Pages Directory. It will announce that Telli Screens are being introduced into their area and that many affluent consumers, located near their place of business, will have access to Telli Screens and the Telli Pages Directory.

They will be informed that a listing of the name of their establishment, the address, and telephone number already appears in the Telli Pages Directory along with those of their competitors under the appropriate categories. The package will include a return postage paid Telli Pages Data Listing Card for them to create one Telli Page of information that they would like to see available to consumers under their listing in the Telli Pages Directory. They will be offered one free listing of one advertising Telli Page of information "on approval" for a period of 60 days to give them a chance to evaluate the Telli Pages as an advertising medium.

To support this mailing program, the Company will purchase significant advertising space in the local newspapers to promote the fact that "Telli Pages are here" and Telli Screens have been installed in households in the area. The purpose of the advertising program will be to encourage support for the Telli Pages throughout the community, make merchants aware of the marketplace available to them to encourage them to return their Telli Pages Data Listing Cards as soon as possible, and to evaluate the response to the Telli Pages from people and businesses in the adjoining areas where Telli Screens have not yet been distributed to households ("market research to evaluate and determine future budgeting for advertising, promotion, and the production of Telli Screens").

Free Newspaper and Magazine Articles

Human interest stories and Telli Pages background articles will be prepared by the Company and sent to the local newspaper, magazine, radio, and television stations. Some of the articles to be written or subjects to be promoted are:

a) Telli Pages, the local schools, and funding for education

b) Telli Pages vs. the old yellow pages

c) Telli Pages, Telli Screens and their use by government and local politicians

d) Telli Pages and their importance to community groups and associations

e) ideas from people and businesses in the community on how they are using the Telli Pages.

Workshops, Sales Demonstrations, and Seminars

A small marketing staff will work with local clubs, associations, and community groups to conduct workshops and demonstrations in the geographic area served by the Telli Pages Directory. The purpose will be to demonstrate Telli Screens and the Telli Pages Directory to business and professional members of the community and inform them of the advantages provided everyone by communicating through the Telli Pages.

The marketing staff will encourage these people to work with the local Telli Pages operators to help them understand how the Telli Pages are used in the community, how to use Telli Pages to their benefit, and how easy it is to create and update Telli Pages of information. In addition, the marketing staff will assist advertisers in using the media to draw people's attention to their Telli Pages Directory listings.

Members of local groups, associations, and organizations will be invited to attend seminars in the Company's offices to learn the many functions of Telli Screens and the Telli Pages and how to promote their use through their network of members to reduce their costs, simplify their operations, and generate income. People attending these seminars will be invited to take a Telli Screen home and test it with members of their household.

The Company believes that a cooperative marketing effort among many people, businesses, and organizations who agree to use the Telli Pages Directory to broadcast information will encourage the growth of the Telli Pages into other communities. Through advertising and articles in the local media, the information available through the Telli Pages will be highlighted by those who have created it.

Telli Phone User Smart Cards

As the success of Telli Pages builds, the Company intends to issue Telli Phones and plastic Telli Phone smart cards ("Telli*Cards") to users of the Telli Pages Directory for a monthly fee. Businesses in the community will be encouraged to offer special discounts to Telli Phone users who show their cards at the time of purchase. These offers may not be advertised or made available through any other medium. As a result, businesses will be able to determine the return they are experiencing from the use of the Telli Pages.

The First Telli Pages Directory Operation

The Company will introduce Telli Screens to the marketplace in a single local community in cooperation with local groups like the Chamber of Commerce. During the initial stage of the product's introduction the Company will debug its systems, modify any design flaws to insure that the products meet the needs of the marketplace, and establish verification of the Company's Business Plan. The Company expects that:

a) The Telli Pages Directory can be distributed successfully and families will come to rely on the Telli Pages as their primary source of school news and student information.

b) People will come to rely on the Telli Pages Directory as their local telephone book.

c) The Telli Pages will grow within the community primarily through promotion and support from local businesses and community groups who will use them for their own benefit.

d) People will come to rely on Telli Screens as the new home communications appliance to replace their telephone yellow pages book.

e) Major information providers will demonstrate their confidence that Telli Screens will allow them to expand their marketplace beyond users of personal computers by purchasing Telli Phone licensing contracts to reach Telli Pages users.

f) The Telli Pages Directory will operate successfully and profitably as a small business within a single community.


Product Distribution

The initial success of each Telli Pages Directory will be the Company's ability to create a critical mass of users in a community within a short period of time. The Company's goal will be to deliver a Telli Screen to the home of every family with school age children within a nucleus of the area served by a Telli Pages Directory. Each Telli Pages Directory area will be comprised of approximately 5 different districts called "Telli Pages Access Units".

The Company plans to offer school districts encompassing the most affluent Telli Pages Access Unit in each Telli Pages area a plan whereby they can generate funds for school projects. A Company representative will conduct a workshop at meetings of the P.T.A., and meetings of other parent groups responsible for raising funds for schools in the district. At these meetings, parents will be shown the Telli Screen and the Telli Pages Directory including the school news and information directory. The Company will work with school representatives to establish a group of parent volunteers to help enter school district information and class news in the school news section of the Telli Pages Directory.

A Company marketing representative will conduct teacher workshops at every school within the school district to familiarize teachers with the Telli Screen, the Telli Pages Directory, and the process by which funds will be generated for the school district. A Telli Phone will be left in the school office or teachers lounge for teachers to operate and discover ways they can use the school news and information section of the Telli Pages Directory. By allowing the teachers this hands-on experience, they will become familiar with the school directory section of the Telli Pages Directory. Some teachers may be interested in writing material that will be published by the Company and distributed through the Telli Pages.

DEL MAR SCHOOL 435-1468
105 Avenida Miraflores Tiburon, CA 94920

1. SCHOOL BULLETIN

2. GRADE and CLASS NEWS

3. EVENTS and MEETINGS

4. P.T.A. DIRECTORY and NEWS

5. GENERAL INFORMATION and RULES

6. YOUR CHILD (Confidential)

7. LEAVE A MESSAGE FOR A TEACHER

TYPE a NUMBER - then PRESS the SEND key.

Necessity to Raise Additional Capital

It is the opinion of the Company, that it will be necessary to raise additional funds to meet the expenditures required for operating the business of the Company. The Company has been in the development stage since inception and has no history of revenues. Realization of the Company's objectives is dependent upon the Company's ability to pay its obligations, raise additional capital and introduce its product to the marketplace to establish the success of future operations. The success of the product in the marketplace, and the ability of the Company to continue as a going concern cannot be determined at this time. The report of the independent Certified Public Accountant expresses substantial doubt about the Company's ability to continue as a going concern.

The Company will require funds for:

- Office Rent and General Office Expense
- Administrative Salaries (CEO, CFO, and Secretary)
- Product Development Salaries (Engineer, Editor, and
Programmers)
- Telli Phone and Telli Screen Prototype Engineering
Expense
- Data Base Software Programming Expense
- Capital Purchases:
- Central Computer for Telli Pages Directory
- Telli Phone and Telli Screen Production Models for
Market Introduction (100-200)
- Marketing Expense
- Legal and Audit Expense

The Company plans to use a variety of means to raise the required capital, including the sale of Common or Preferred Stock or debt instruments and the right to receive a percentage of the income from Telli Pages advertising revenues.

Most of those funds will be used to establish a fully operational Telli Pages Directory central computer system with a number of commercial listings. In addition, the Company plans to have distributed at least two hundred Telli Screens to households within the area served by the Marin Telli Pages Directory. Once the system is in place the Company believes a significant value will have been established for its technology.


Research and Development to be Performed

The Company has no plans for the establishment of any significant new research projects during the year 1999. Additional programming development of a cosmetic nature is required to maintain the Telli Pages Directory for use by the general public.

The Company's engineers plan to upgrade the Telli Phone operating system to interface with the new Telli Pages server design, implement protocol for the Telli Pages system operating through Telli Screens, and implement security features for the Telli Pages to protect users. The Company intends to implement remote authoring software to enable businesses and consumers to conveniently input, from the field, advertising and other community information in the pages tied to their listings in the Telli Pages Directory.

In addition to entering Telli Pages of advertising and information for various groups in Marin County under their listings in the Telli Pages Directory, the Company editors will modify the Telli Pages indexing system during the market introduction to correct any difficulties users may have responding to Telli Screen software while using the Telli Pages
Directory.

Also during the market introduction stage, the Company engineers will redesign the production board in the Telli Screen and Telli Phone to operate using a CAD PC board design using a new chip. This will enable Telli Screen and Telli Phone production models to use the latest technology. With continual software upgrading through automatic downloads from Telli Pages servers while users are online, Telli Phone technology and the Telli Pages system should remain constantly up-to-date and ahead of other technology.

The Company also intends to design custom keypad digital keys for the Telli Screen and the Telli Phone, modify all the analog keys and functions, and optimize the interior of the Telli Screen and Telli Phone for full scale production at the lowest possible price and government compliance. The Company intends to complete additional software systems for the Telli Phone including functions such as fax, e-mail, voice messaging, notepad writer, metering, user interfacing systems, and smart card functions.

During the final stages of the introduction of Telli Screens, the Company plans to implement Telli Pages tracking devices that will check user telephone ID codes for security and track user movement in the Telli Pages Directory to generate marketing reports. On completion of the initial market introduction the Company plans to have completed engineering specifications for the Telli Pages system architecture.


Anticipated Material Acquisition of Plant and Equipment

The Company does not plan to set up any manufacturing facilities of its own, therefore it will not be making any material acquisition of plant and equipment within the next fiscal year of operations.

Approximately 80% of the capital required to establish a Telli Pages Directory within a limited geographical area for the market introduction will be used to set up and purchase Telli Screens and the central server to store the Telli Pages Directory. The Company believes that there will be no market for this equipment other than for use by the Company to operate the Telli Pages Directory.

Following the market introduction, the Company believes that over 60% of the capital required to maintain a Telli Pages Directory within a specific geographical area and increase the number of users and advertisers to the Telli Pages Directory in that area will be used for the purchase of Telli Screens, Telli Phones and other computer equipment.

Anticipated Material Changes in Number of Employees

The Company presently employs a CEO, CFO, Secretary, Systems Engineer and Programmer, and design engineer. Within the first six months of 2000 the Company plans to employ at least one hardware engineer, two technicians, four software engineers, two programmers, a marketing director, and online licensing director, an advertising director, and five administrative assistants.


Material Areas Peculiar to Registrant's Business

The Company is not aware of any areas of its business not similar to the publishing and distribution of interactive information through the telephone network.

(c) Financial Information About Industry Segments

The Company's business is focused in one industry segment.

(d) Narrative Description of Business

Telli Phone Products and Services

The Telli Pages Directory System

The Company believes that Telli Phone and Telli Screen hardware and Telli Pages software navigational tools and services are uniquely positioned to capitalize on the shortcomings of the Internet as an advertising medium, a system that requires people to be computer literate, and a system where participation requires a substantial investment into computer equipment and software.

The Company believes that by supplying consumers with access to media properties focused on local interest areas, local demographic groups, and community geographical areas, the Company can provide advertisers with a greater ability to target their advertising messages to relevant audiences.

The Telli Pages Directory

The Telli Pages Directory is a library of information stored in a computer maintained by the Company and located in the community being served. The Company has programmed an intelligent, interactive indexing system into the Directory establishing categories where information can be entered by businesses, groups, and associations within the community.

These authors can update their information at any time directly from a Telli Phone or by calling a Telli Pages Directory operator.

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

THE TELLI PAGES DIRECTORY

1. THE TELLI PAGES GUIDELINE
Information on Commercial Products and Services

2. THE COMMUNITY ONLINE
Information and News from Community
Organizations

3. THE TELLI PAGES BUY AND SELL
Items for Sale from Telli Pages Users

The intelligence of the authored Telli Pages programming system is unique compared to the operation of other online systems. The brain of the Telli Pages server is made up of individual programmed concept cells. Each cell contains a complete software program developed by an author experienced in the subject matter being presented and edited by an editor experienced in the Guinness Tri-Stage Learning Systems programming techniques. The cells are linked and work together to to help users find pages of information on specific topics.

Users respond to pages of information displayed on the Telli Screen. The cell programs evaluate the thought processes indicated by each response and display additional pages of information. These pages may be further questions for clarification, a list of options, a presentation of ideas for a greater perspective of the options that may be explored within a particular subject, or a page of information about the subject.

The Telli Pages Directory is divided into three main categories. Each category has been separated into many subjects and each subject has been dissected into multi-level topics. The Telli Pages software system contains over 10,000 connecting subject and topic programmed cells resulting in a system with a high level of intelligence that allows people to simply "talk" to the Telli Screen to locate what they want. At the present time, using a telephone keypad, users enter numbers corresponding to their choices from the options displayed on the screen.

GUIDELINE (free access) - Listings of all retail businesses and service vendors in the area connected to various subject categories and linked to a page where they can write information about their location, products, services, and special offers. Advertisers may enter, update, or change their information at any time through a Telli Phone or by calling a Telli Pages Directory operator.

COMMUNITY NEWS AND INFORMATION (free access) - A library of information for local government and service organizations to list their services, meetings, special events, educational information, and programs offered.

BUYLINE (free access and listings) - A two line entry for users to list buy and sell merchandise, garage sales, and other items or services. Telli Pages linked to their listings are available for a minimum of $30 per month to display additional information. Information may be entered, changed, or updated in the pages by users at any time for no additional charge.

Authors, businesses, groups, associations and users with listings are assigned coded pages within the topic cells linked to their listings. For a minimum of $30 per page per month they can store and enter details about their ideas, products, or services. Through a Telli Phone Authoring Subscription people can write, edit, and update their information at any time on a Telli Phone, or a personal computer with a modem, using the Company's AMENU authoring and programming system. At the push of a button, their pages of information are sent to the Telli Pages server via telephone lines where they are automatically placed in the appropriate sections of the Telli Pages Directory. Since each topic cell has the potential of containing pages of information from many sources, users have the opportunity of analyzing specific topics from a variety of angles.

The Telli Pages Directory is maintained by the Company in a central computer, connected to the local telephone system, and located in the community served by the Telli Pages Directory listings. The central computer is designed to support over 64 telephone line connections and each telephone line supports one Telli Screen or Telli Phone. It is expected that each server will service at least 1,500 Telli Pages users due to the fact that not all users will be communicating with the server at the same time.

The Company has not conducted a test of the ability of the server to support a large number of users accessing the Telli Pages Directory at the same time. There is no assurance that the software in the server will be successful in accommodating a large number of users. It may be necessary for the Company to purchase additional central computers to reduce the number of users accessing a single computer at one time. This may result in a substantial increase in the amount of working capital necessary to operate a community server and provide adequate service for users of the Telli Pages Directory.

The Telli Screen

The Telli Screen is an LCD screen with a telephone keypad.
Inside the case is a high powered personal computer with a modem.
People operate the Telli Screen by pressing keys on the Telli
Screen's telephone keypad. They are guided by instructions that are displayed on the Telli Screen.

The internal operations of the Telli Screen are controlled by proprietary software developed by the Company. The software which controls the operation of the Telli Screen can be accessed only by a Telli Pages central computer. To access a central computer the telephone number for the computer must be entered into the Telli Screen's automatic dialing system from a Telli Pages server. In this way the Company will be able to assess licensing fees and transaction fees for the use of Telli Screens for anything other than accessing the Telli Pages Directory.

Telli Screen Internal Hardware Components

Present Telli Screen models include the following essential components:

a) a 640 x 480 mono LCD screen with backlight and controller on top of the base behind the keypad;
b) a base with one TTL serial port and one parallel port;
c) a 16 key keypad that operates with a RTC battery;
d) a 3.8" x 3.8" cpu board with 2M of RAM and 2M of Flash memory;
e) a 3.8" x 1.5" 14.4K modem board;

f) a 1.5" x 3.8" DC/DC power supply board;
g) an IR keyboard reader; and
h) the cpu processor is a 486 elan sc410 33-66 mhz plus crystal, with one 1M x 16 RAM chip and four 4m chips and a 2M x 8 Flash disk with rom dos, data light bios, vga bios and flash file.

The Telli Phone

The Telli Phone is a Telli Screen with additional telecommunications features. The Company does not plan to make
Telli Phones available to the marketplace until after the initial success of Telli Screens. Telli Phones will be rented to Telli
Pages users for a monthly fee.

People operate the Telli Phone by pressing keys on the Telli
Phone's telephone keypad or on the optional remote control keyboard. They are guided by instructions that are displayed on the Telli Phone screen.

The internal operations of the Telli Phone are controlled by proprietary software developed by the Company. The software which controls the operation of the Telli Phone can be accessed only by a Telli Phone central computer. People can make ordinary telephone calls from the Telli Phone but to access a central computer the telephone number for the computer must be entered into the Telli Phone's automatic dialing system from a Telli Pages server. In this way the Company will be able to assess licensing fees and transaction fees for the use of the Telli Phone for anything other than accessing the Telli Pages Directory or as a telephone and personal answering system.


Telli Phone Internal Hardware Components

The Telli Phone includes the following essential components:

a) a two-line telephone with 16 telephone keys;
b) a speaker and microphone;
c) a 33,600 baud modem chip set (data rate higher with compression) which includes data, fax, and voice;
d) a PC-XT 20 MHz processor, 386sl SMOS card IO motherboard, 1M x 8 DRAM memory and 2M x 8 FLASH program and data storage;
e) a 6.5",80 character 25 line LCD screen with 640 x 480 graphics grid;
f) ROM based custom real time executive controlling the phone;
and,
g) an external custom XT infra red keyboard.

The Telli Phone can serve as a digital answering machine with 16 minutes of storage. It has full voice mail features including the ability to create, edit, and send faxes. The Telli Phone has an address book that can store up to 500 names, addresses, and phone numbers with the ability of dialing automatically from the list and sending voice, data, or fax messages. The phone can up/down load data while on line with a network or directly from a PC via an external serial port. In addition, the Telli Phone supports a dot matrix printer, card swipe reader and scanner pen.

Basic Customer Features

The Company proposes to have available the following features on the first Telli Phones that it intends to distribute to the marketplace:

a) touch tone dialing;
b) speakerphone;
c) personal auto dial directory for storing telephone numbers and other information relating to directory listings that will display on dialing;
d) automatic redial of last number dialed;
e) call freezing to prevent calls being made to numbers that involve charges including long distance and toll calls;
f) automatic recorded voice and/or data message taking;
g) calculator;
h) automatic multi-dial calling from a list of numbers;
i) a hold button;

j) two telephone line capability;
k) conference calling if two telephone lines are connected;
and,
l) a smart card reader.


Optional Add-on Features

The following optional add-on features are planned to be available for Telli Pages users for an additional monthly fee:

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


Summary of Telli Phone Features

AUTO SCREEN DIALING - Over 500 telephone numbers and related personal reference notes can be stored in the Telli Phone auto-dial screen display directory. Telephone calls are made by pressing the number on the telephone keypad that corresponds to the correct listing on the screen. As the number is being automatically dialed, prerecorded personal notes relative to that listing are displayed on the Telli Phone screen for convenient reference during the call.

MESSAGE TAKING - The Telli Phone automatically answers incoming calls and digitally stores voice messages, faxes, printed memos, and correspondence. This information may be reviewed later on the Telli Phone screen (voice through the speaker) or the Telli Phone will send it to another location where it may be listened to, viewed, or printed out on a fax machine.

Since messages are in digital format, they may be erased individually (keeping some and deleting others). Codes may be entered so each member of the business or household may view only his or her messages, maintaining privacy.

MESSAGE LEAVING - Voice messages, faxes, or other typed memos may be recorded in the Telli Phone to be picked up later by specific authorized callers.

MESSAGE SENDING - Voice messages, faxes, typed messages, and correspondence may be recorded on the Telli Phone and automatically sent to one or more people. Information can be sent to a large audience by using the auto dialing directory.

CALLER IDENTIFICATION - When activated, the Telli Phone asks callers to identify themselves by entering their telephone number on the keypad of their telephone. The Telli Phone scans its directory, displays the caller's name on its screen, and then begins ringing. If the caller is not in the Telli Pages Directory, or if the caller is reluctant to enter a telephone number, the Telli Phone will switch on its answering system to record the caller's incoming message.

If the Telli Phone Subscriber has "Caller ID" from the local telephone company, the Telli Phone immediately checks its directory and displays the name of the caller. If the telephone number is not found, it may be because the caller is not calling from a recognized phone, therefore, the Telli Phone asks the caller to enter his or her telephone number as a double check.

APPOINTMENT AND INFORMATION REMINDER - The Telli Phone will ring at specified times and display or broadcast information previously recorded.

CALL FREEZING - Passcodes may be recorded to restrict the use of the Telli Phone for normal calling, long distance calling, dialing specific area codes like "800" or "900" numbers, or individual numbers.

SMART CARD READER - A credit card size smart card is available and may be inserted into the Telli Phone to enhance its features. The card can be used to store and maintain information accessed through the Telli Phone including telephone and mailing lists, banking transactions, faxes, messages, correspondence, voice recordings, and health, medical, and insurance information.

EXTERNAL KEYBOARD - A wireless IR keyboard is available for typing information and faxes from the Telli Phone.

EXTERNAL PRINTER AND OTHER PORTS - The Telli Phone has inputs to plug in an external printer, monitor, fax machine, disk drive, and computer keyboard.


The Telli Pages Central Computer (the "Server")

The Telli Pages Directory is stored in a computer that resides in the Company's offices in Mill Valley, California. The central computer functions through a proprietary operating system that contains a simple software mapping structure. The central computer has 36 disks and each disk is divided into approximately 300 files through a geometric plotting procedure. Each file is divided further into approximately 300 sections and each section contains numerous categories containing pages of information.

Telli Pages Authoring and Programming Language

The Telli Pages Directory contains display pages of information written by editors trained in Guinness Tri-Stage Learning Systems. The pages of information are composed from a small strategic set of questions that the editors feel are important in determining the mind set of the users viewing the display. Telli Pages users read the information on the screen and press keys on the telephone keypad to indicate decisions that they have made about the information displayed, thus supplying answers to the editor's questions.

Attached to each page of information is a small computer program written by a Telli Pages

Editor that transforms users choices into instruction codes. These codes direct the computer to specific disk locations, files, and sections where pages of information appropriate to each user's response can be found. Each page of information may solicit more answers for clarification, display additional material to help users focus on the issues most important to them, or present the information that will meet their needs.

Guinness Telli*Phone Corporation does not want an editorial staff limited by their engineering skills in computer programming. Therefore, the Company has written a software authoring program that allows anyone without any programming experience to create pages of information and instruction codes in the central computer. The Company's authoring and display programming system is called AMENU.

AMENU is a central application computer software program that establishes the guidelines for writing Telli Pages Directory programs and the pages of information that represent the content of the Telli Pages Directory. The program is written in Assembler Language and takes up approximately 64K of memory. AMENU interprets a Telli Pages Editor's instructions into a language understood by the central computer's operating system and sees that the author's instructions are carried out.

The AMENU Authoring Program has two significant parts.

AMENU Directional Software

Using ordinary English and a few simple codes, Telli Pages Editors can design AMENU Directional Programs for users. Each AMENU Directional Program displays one page of information and contains the parameters for evaluating each user's response to determine the next page of information to be displayed.

AMENU Display Software

The AMENU Display Software allows display screen editors to create pages of information as easily as typing a page on an ordinary typewriter. What appears on the Telli Pages Editor's terminal screen is exactly what will appear on the user's screen.

Special Telli Phone formatting codes and graphics codes are available for authors who want to create more sophisticated pages of information. These special codes may be entered into the page by pressing specially marked keys on a Telli Phone remote control keyboard.

The Telli Pages Security Program

The Company has written a security software program that prohibits Telli Pages users from entering or changing information in the Telli Pages Directory without receiving prior authorization. Each user's account file contains details about a user's privileges in using the Telli Pages Directory that is linked to the Telli Pages tracking code. Every time users send information to the Telli Pages Directory, the central computer checks his or her account to determine whether or not they are authorized to proceed.


Telli Screen and Telli Phone Installation

The Telli Screen and the Telli Phone, like a fax machine, plug into ordinary telephone outlets and operate through existing telephone lines without any additional telecommunication device or installation charges from the local telephone company.


Status of Product

A Telli Pages Directory presently resides in a central server located at the Company's business office. Only a few directory listings have accompanying pages of advertising. These pages were created for demonstration and testing purposes. Presently the Company believes it has entered enough listings in the Telli Pages Directory to to make it a profitable product in Marin County.

Beginning in January of 2000 the Company plans to send a mailing to all businesses within the Marin County area telling them that they are listed in the Telli Pages Directory and encouraging them to create pages of information about their products and services tied to their listings. Through a telemarketing program, Telli Pages operators will assist them in creating their first Telli Pages Directory information pages.

During the introduction of the product into the marketplace the Company plans to contract a manufacturer to manufacture large runs of Telli Screens. To facilitate this the Company's engineer, Mr. Richard Morse, is redesigning the main mother board of the Telli Screen and Telli Phone to eliminate many of the hardware components that were present for development and testing purposes but are not necessary to the operation as a device to distribute the Telli Pages. Management anticipates that approximately four months of hardware and software engineering will be required to design a final high run production model of Telli Screens and later Telli Phones.

The Company plans to establish strategic alliances with manufacturers of hardware products to manufacture Telli Screens and Telli Phones on its behalf.

Management must emphasize that the Company has not developed Telli Screens as products to generate profits in themselves. The Company views Telli Screens as vehicles to distribute the Telli Pages and promote the Company's software products. It anticipates that there will be enough local Telli Pages advertising revenues to enable it to supply customers with Telli Screens, free of charge, for as long as they are users of the Telli Pages Directory.

The Company estimates that initially it will cost $300 for each Telli Screen assembled. The Company has received estimates from consultants experienced in the manufacture of consumer computer products of a price of less than $200 per Telli Screen for full production. It is difficult to predict an accurate price until the Company learns from its introduction into the marketplace the level of consumer response to the Telli Pages Directory to determine the size of runs that are most feasible. If the Company's product is very successful then there will be available to the Company many methods of financing the manufacture of Telli Screens that will allow the Company to order larger runs andfurther reduce manufacturing costs.

The cost of engineering is relative to the cost of manufacturing the product. The more engineering done prior to manufacturing the product, the lower the cost to manufacture the product. The Company will not be able to determine the amount of engineering it is prepared to do until it sees the results of the initial market introduction.

The Company plans that the majority of the cost to make these changes will be absorbed by the manufacturer of Telli Screens as a condition of strategic alliances with manufacturers. To negotiate strategic alliances that will be to the benefit of the Company will require that the product's market introduction reveal significant statistics to insure the potential success of the Telli Pages Directory in the marketplace.

The Company plans to introduce the Marin County Telli Pages to the marketplace in January 2000 and begin delivering Telli
Screens to homes by mid-2000.

By January 2000 the Company plans to have a major marketing effort underway to sell advertising pages in the Directory. By Fall of 2000 it plans to have manufactured a minimum of 5,000 Telli Screens and to have distributed this first production run of Telli Screens to over 5,000 households within Southern Marin County, California.

Sometime before the end of 2000 the Company expects to have signed a contract with at least one major corporation to license
Telli Phone technology to communicate with Telli Pages users through Telli Screens from their own server.


Sources and Availability of Raw Materials

The Company does not plan to manufacture Telli Screens itself, nor does it have any significant expertise in this area.
However, Telli Screens will be manufactured from the same materials used to manufacture personal computers and telephones. The Company is not aware of any problem that exists at the present time or that is projected to occur within the near future that will materially affect the source and availability of raw materials for the manufacture and supply of personal computers and telecommunications equipment.

It is expected that the Telli Pages will have a significant impact on the use and production of the yellow pages telephone book that may reduce the need for paper to protect our trees.


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

On July 31, 1996, the Company filed a U.S. Trademark Application with the Assistant Commissioner for Trademarks in Arlington, Virginia for the name "Telli Phone", with declaration, Under 15 U.S.C. 1051(b), as amended (Intent to Use) for the following goods:

COMMUNICATION DEVICE CONTAINING ANSWERING MACHINE, VOICE/MAIL,
FAX, MODEM, AND COMPUTER SCREEN TO PROVIDE INTERACTIVE NETWORK
CAPABILITY

The application was rejected on January 28, 1998 on the grounds that "the mark is merely descriptive of the goods, which resemble telephones."

The Company will file another application with U.S. Patent and Trademark Office when the product is being introduced to the marketplace. With the product in the marketplace, the Company anticipates being successful with this application.

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

There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants, and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or content or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products or content is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or content or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement, invalidity, or liability. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results, or financial condition.

Except for acquiring a local business license in areas where it plans to establish a Telli Pages Directory, the Company is not, at this time, subject to any federal, state, or local licensing requirements or regulations.


Seasonal Business

The Company feels that directories of information are so diverse that the use of them to provide information or to acquire information is generally not seasonal except for fluctuations during vacation and holiday periods. The Company will be providing consumers with access to information from the Telli Pages Directory and will sell space in the Telli Pages Directory to businesses and organizations to advertise their products and services. While there may be an increase in advertising revenues leading up to the holiday season in December, the Company does not expect any increase to materially effect its flow of income or play any role in any change in its profits.


Significant Working Capital Required, Critical Mass of Users

The Company business requires it to purchase a significant amount of equipment and then to attempt to generate income from its use on a month to month basis. The Company will need significant revenues from paid advertising in the Telli Pages Directory to support its capital expenditures. To generate significant income from businesses and organizations wishing to advertise in the Telli Pages Directory, it must distribute enough Telli Screens to create a critical mass of users within the area the Telli Pages Directory is intended to serve. No one can guess how many users will be required to obtain that critical mass, or the amount of equipment, including Telli Screens, that will have to be purchased and distributed to create this critical mass of users.

The Company has developed specific plans in an attempt to reduce the size of the critical mass of users that will be required to generate enough income from advertisers in the Telli Pages Directory to maintain its operations. These strategies are:

- Limiting the marketplace to a confined area (a small community) where the critical mass of users needed to generate income will be minimal, the flow of word of mouth advertising will be maximum, and where there will be a number of businesses that primarily serve households close to their establishments.

- Entering the name and address of every business within the geographic area to be served by the Telli Pages Directory to provide a product that will have limited but immediate use.

- Offering free pages of advertising in the Telli Pages Directory to businesses operating within the area to be served by the Telli Pages Directory, for the first few months of operations to immediately begin building the Telli Pages Directory and giving users the opportunity to compare the effectiveness of the Telli Pages Directory to traditional directories.


- Delivering a number of free Telli Screens to selected homes with high income families within the area to be served to create a minimum mass of preferred customers for potential advertisers.


Dependence on a Critical Mass of Users

The business of the Company will not be successful until enough advertising revenues are generated to cover its monthly expenses. If the Company is not able to reach a critical mass of users, significant enough to attract enough businesses to advertise in the Telli Pages Directory the Company will sustain substantial losses and may not be able to attract any additional capital to expand its user base and reach the necessary critical mass of users.


Backlog Orders

The Company has not yet gone to the marketplace with its product and therefore has no backlog orders of any kind.

Government Regulation

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access or conduct commerce on the Internet or for access through an online service or to establish an online service. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet and online services in general, covering issues such as user privacy, pricing, and characteristics and quality of products, services, and content. For example, the adoption of any laws or regulations that would prohibit distribution of obscene, lascivious, or indecent communications on the Internet may cause the Company to limit the scope of its products and services in the marketplace and increase its cost of doing business or otherwise have an adverse effect on the Company's business, operating results, or financial condition. Moreover, the applicability to the Internet, other online services, the Telli Pages Directory, and the Telli Screen and Telli Phone of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain.


Competition

The Company plans to distribute Telli Screens to users to encourage them to enhance their existing telephones with Telli Screens. Users will be able to keep their Telli Screens free of charge for as long as they remain users of the Telli Pages
Directory and the Company is able to generate enough revenues from paid advertising in the Telli Pages Directory to support its monthly operations. At this time the Company sees no competition from computer hardware and telecommunications equipmentmanufacturers and vendors.

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

The Company competes with other providers of online navigational tools, products, and services, including directory and Web server review services and search engine services. Many companies offer competitive products or services addressing certain of the Company's target markets, including online companies like America Online/Netscape and the French Minitel; suppliers of Internet products and services such as Microsoft and Yahoo; the Regional Bell Operating Companies offering Yellow Pages and telecommunication products and services like voice mail and caller identification; MCI and other companies offering Internet connections; Cisco with its new cable modem which allows home users to plug a telephone directly into the Internet; newspaper publishing companies offering local and classified advertising including, in many cases, telecommunication and online community information and news; printers, distributors, agencies, and clubs offering or managing retail discount coupons and redemption certificates and awards.

In addition, entities that sponsor or maintain high-traffic Web sites and manufacturers of telecommunications and computer equipment could develop or acquire simple search and navigation functions that would produce simple computerized information products and services that compete with those offered by the Company.

Many of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical, and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products than the Company. It is also possible that new competitors may emerge and acquire significant market share to the extent that smaller providers of online tools, services, or products may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft, AOL/Netscape, Regional Bell
Operating Companies, and long distance telecommunications companies like AT&T, MCI, and Sprint. Possible new competitors include large foreign corporations, major telecommunicationscompanies, and other entities with substantial resources.

The most significant market where the Company competes is in the area of telephone directories. The Telli Pages Directory will compete primarily with the local Telephone Company Yellow Pages directory in areas where it establishes a Telli Pages Directory central server. Specifically, it may be competing for advertising dollars. Even though the local Telephone Companies are regulated by the State Public Utilities Commissions, they have, unlike the Company, major financial resources available to them. If the Yellow Pages publishers see the Telli Pages Directory as a major threat to their profits, it is possible that they would use their resources to attempt to eliminate competition from the Telli Pages Directory. How the Telephone Companies would attempt to eliminate competition from the Telli Pages Directory is not clear at this time.

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

More recently, some organizations with significant financial resources have made similar attempts at establishing an interactive service in the home through the television set by encouraging consumers to attach cablevision/terminal boxes to their television sets. WebTV Networks introduced the first mass-market information appliance in 1996, a little black box attached to the TV which connects to the World Wide Web and to e-mail. The second generation appliance, WebTV Plus has several new features and provides an electronic TV listing in addition to the features of the earlier model. These terminals are connected to outside fiber optic cable systems and are promoted principally as a means of receiving home movies on demand. These services are available only to a limited marketplace and it is too soon to project how much consumers will utilize the service or be willing to pay for it. As reported in the Wall Street Journal, 2/27/98, Microsoft has supported this entertainment format with its $425 million acquisition of WebTV Networks Inc. and its $1 billion investment in Comcast Corp.

Some organizations have attempted to offer consumer oriented interactive directory services to the householder through personal computers. It has been reported that $1 billion has been invested into the Prodigy service, with about 2.3 million subscribers, which has yet to show a significant profit. As reported in the Interactive Services Report, Prodigy's ran an ad campaign that was targeted to those who were frustrated with experiences using the Internet and to encourage people to use Prodigy as an alternative to America Online, with its approximately 18 million subscribers, which is currently the most popular and profitable of the consumer oriented computer networks in spite of occasional access problems. Now, with the recent addition of Netscape, AOL reaches about 75% of all Internet users. Attempts have also been made by financial organizations to offer home banking services through a telephone which includes a computer processor, a modem, and a digital video screen.

Many businesses, schools, local government agencies and associations are using the Internet and setting up their own home pages on the World Wide Web, encouraging the computer-literate to contact them for information and transactions. To date, these attempts have met varying degrees of success, and some of them are as yet unproven. As announced in the 2/21/97 issue of Information & Interactive Services Report, Digital City Inc., a spin off from America Online, and associated with the Tribune Co., offers service to the PC marketplace in 13 cities. As a network of online community information, it has launched a national affiliate program targeted at newspapers and other media wanting to increase their online presence.

Also competing online for the potentially huge market of "local" advertising dollars will be CitySearch, funded by AT&T and Compaq Computer Corp. which has expanded its menu of information in the community, government and local news categories. It now features multimedia sites with volunteer, nonprofit and government Infosites. Microsoft now has a plan to unite its consumer software offerings with its World Wide Web services in an effort to establish Windows as the standard platform for a new generation of Web based services. It is now focusing on a free World Wide Web version of MSN and services and tools that will help people do everyday things with offerings including Expedia for travel, Carpoint for autos, MSNBC for news and a streamlined Sidewalk. Slate, Microsoft's online magazine on politics and culture, plans to eliminate the annual fee on the belief that it's going to be easier to sell ads than subscriptions.

US West Media Group introduced its local Internet information service called "DiveIn" in 10 local markets. It announced 3/01/99 the nation's first Internet-based enhanced TV service with telephony, US West@TV, a set-top box for making and receiving phone calls and some Internet features. AT&T is developing a local Web information service called Hometown Network, now being test marketed in Sacramento. Zip2, another newspaper affiliate network (Knight-Ridder and Landmark Communications), plans to offer automotive and real estate listings, arts and entertainment guides, and Yellow Pages and community mapping services, with editorial content generated by local affiliates.

Popular portal site Yahoo, partnering with Online Anywhere, is entering the emerging market of wireless handheld devices and Internet appliances Yahoo has a relationship with PageNet to deliver its content to pagers and with 3Com for service to its Palm Pilots.

All of these services could be accessible to Telli Pages users through Telli Screens once Telli Screens are distributed in the marketplace and if the pricing makes access practicable. All basically promise the same thing; movie reviews, restaurant listings and reservation capabilities plus community and school information, area maps and travel information.

A new generation of telephones with screens for accessing the Internet are currently being tested. These phones, which are less expensive and easier to use than computers are expected to bring millions of new users to the Web's home pages, although none support industry-standard Web browsers. In the months ahead Cidco Inc., Philips Consumer Communications and Mitsui Comtek Corp. plan to sell screen phones that can perform many of the data communications functions of the PC.

Cidco's iPhone offers several telephony options plus e-mail, yellow and white page directories for many US locations as well as limited Internet access as its InfoGear browser doesn't implement some common Web technologies. Philips Home Services conducted a test in Garden City, New York using Philips screen phones and Oracle Corporation's InterOffice software enabling 6,500 businesses and consumers to access the Web and send and receive e-mail. The Philips screen phone utilizes special software to translate Web graphics to telephone compatible text based menus and contains Web content developed by Garden City's newspaper, including movie listings and local notices.
US West conducted a small trial of its TransPhone screen phone in Spokane, Washington claiming it a test of the concept rather than the device. Motorola has developed a screen phone as has Northern Telecom whose phone was released in early 1997 using Sun Microsystems Inc.'s Java language to translate data from Web pages into a format readable on the phone's small screen.
Navitel Communication's TouchPhone which shipped in spring 1997, uses Microsoft's Windows CE operating system and Web browser. It allows users to surf the Net, exchange e-mail and voice mail, and receive personalized information downloaded from the Web.

Uniden America and Intelidata Technologies screen phones connect to the Internet, but to date display only plain text. Nokia's wireless phone allows users to check e-mail and download bits of data from the Web. AOL has announced making content available on screen phones, rumored to be the French Minitel version. The market research firm IDC expects that sales of such Internet phone units will grow from 333,000 to 1.5 million in 1999. They predict sales to reach 4.5 million by 2001. Various sources, including Probe, a US research company, project a 9.5million penetration level of smart phones in the US by the year 2000. Smart phones and Internet phones should appeal to the 60 percent of homes which do not have a personal computer. The US Electronic Industries Association currently reports that 95 percent of households have a telephone, with 2.4 as the average number of phones per household.

There is no assurance that the Company can compete successfully for advertising dollars with other local media, the community newspapers, radio, and T.V., or that the Company can compete with current and future sources of competition or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition.

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


Research and Development

The Company's current development efforts are focused on product enhancements. The Company believes that its software and its software and engineering development team represent a significant competitive advantage for the Company. The Company's ability to attract and retain highly qualified employees will be the principal determinant of its success in maintaining technological leadership it its field. The Company intends to have a policy of using equity-based compensation programs to reward and motivate significant contributors among its employees. The Company determined that, effective December 31, 1994, all significant research and development had been completed regarding the development of the Telli Phone.

In the last three fiscal years the Company has spent and accrued approximately the following amounts on company-sponsored product development activities determined in accordance with generally accepted accounting principles. The entire amounts were spent and accrued on activities relating to the enhancement of software for the Company's new products, the Telli Screen and the TelliPhone.

1996      $ nil
1997      $ nil
1998      $ $30,234

The Company, including any of its predecessors, has not, during each of the three fiscal years immediately prior to the filing of this annual report, received any revenues from operations.

There can be no assurance that the Company will be successful in getting the marketplace to accept its products or that the Company will generate any significant income from the use of its products in the marketplace. There can be no assurance that the Company will be successful in developing and marketing new software and hardware products and enhancements that meet changing customer needs and in responding to such technological changes or evolving industry standards. The Company's current products are designed around certain standards, including, for example, simple-to-use computer programming systems, and future sales of the Company's products will be dependent, in part, on industry acceptance of such standards. Microsoft and IBM are each proposing alternative programming standards and widespread adoption of either standard could have a material adverse effect on the Company's business, operating results, or financial condition.

In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Further, because the Company has not yet commenced shipment of its products, there can be no assurance that, despite testing by the Company and by potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely manner. If the Company is unable to develop on a timely basis new software products, enhancements to existing products, or error corrections, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results, and financial condition will be materially adversely affected.


Environmental Impacts

The Company does plan to manufacture the hardware necessary to distribute its products and will use existing telecommunications services to communicate with its users. The Company does not feel that it is affected by any rules which have been enacted or adopted regulating the discharge of material into the environment. On the contrary, the Company feels that its system may reduce the number of trees cut down every year to supply the paper industry.


Employees and Management of Growth

The Company has five full time employees, including three in administration and finance and two in research and product development. The Company plans to hire an additional 17 employees, including one in hardware engineering, four in software engineering, two in technical maintenance, three in marketing, and seven in advertising sales and listings.

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

The Company intends to establish Telli Pages Directories in other geographic locations, which will create additional operational and management complexities, including the need for continual updating and maintenance of directory listings. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures, or controls will be adequate to support the Company's operations, or that Company management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company's products and media properties. Any inability to manage growth, if any, effectively could have a material adverse effect on the Company's business, operating results, and financial condition.


(e) Financial Information About Foreign and Domestic Operations and Export Sales

The Company has had no history of operating revenues, domestic or foreign. In addition, the Company will not be conducting any business that would generate foreign sales in the foreseeable future.


Revenues from Prior Operations

The Company, including any of its predecessors, has not, during each of the three fiscal years immediately prior to the filing of this annual report, received any revenues from operations.


(f) Factors Affecting Company's Business Operating Results and
Financial Condition

Development Stage Company; Limited Operating History

The Company has been in the development stage since its inception and has not commenced a public operation of the Telli Pages Directory, has not begun generating any advertising revenues for the Telli Pages Directory, nor has it commenced shipment of any Telli Screens. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, continue to respond to competitive developments, attract, retain, and motivate qualified personnel, implement and successfully execute its advertising sales strategy, develop and market additional media properties, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The report of the independent Certified Public Accountant expresses substantial doubt about the Company's ability to continue as a going concern.


No Assurance of Successful Operations

The Company will attempt to establish an online Telli Pages local information directory. An internal test of its computer information network was initiated in Marin County, California, during March 1987, on a very limited scale, but it has not begun any operations of the network involving the use of the Telli Pages by the general public and has not received any revenues from operations. There is no assurance that the Company will be able to successfully commence or establish a large scale operation of the Telli Pages Directory and no assurance that the user public will accept a new way to access local community information or that community businesses and groups will adopt new communications strategies. The Company's receipt of significant revenues is dependent on the successful operation of the Telli Pages, the outcome of which cannot be determined at this time. Any failure to develop or maintain the Telli Pages could adversely affect the Company's business, results of operations and financial condition. This condition raises substantial doubt about the Company's ability to achieve or sustain profitability.

No Revenues From Product Sales; Significant and Continuing
Operating Losses; Accumulated Deficit.

Since the incorporation of Guinness Productions, Inc., the first predecessor of the Company, in November 1980, the Company has not shipped any products nor generated any revenues from sales of its products. Accordingly, the Company has no operating history upon which an evaluation of its prospects can be made. There is no assurance that the Company's operations will be successful or that it will meet its stated objectives. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the consumer computer telephony and information network development industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the shift from development to commercialization of new products based on innovative technology. There can be no assurance that the Company will be successful in addressing such risks. As of December 31, 1998, the Company and its predecessor had an accumulated deficit of $11,698,713 with current liabilities of $2,646,620. The Company currently expects to significantly increase its operating expenses to develop and expand its sales and marketing operations, to fund greater levels of product development, and to develop and commercialize additional media properties. As a result of the foregoing factors, the Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. There can be no assurance that the Company will achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Potential Fluctuations in Quarterly Operating Results

As a result of the Company's limited operating history, the Company does not have historical financial data on which to base planned operating expenses. Quarterly revenue and operating results will depend substantially upon the advertising revenues received within the quarter from the Telli Pages Directory, which are difficult to forecast accurately. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results, and financial condition. In addition, the Company plans to increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, and broaden its customer support capabilities. To the extent that such expenses precede or are not substantially followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the number of Telli Pages users operating Telli Screens within the geographic area covered by the Telli Pages Directory, the level of usage of the Telli Pages Directory, demand for Telli Pages Directory advertising, seasonal trends in both Telli Pages usage and advertising placements, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of Telli Screens or accessing the Telli Pages through the telephone system or other media properties developed by the Company, general economic conditions and economic conditions specific to the Telli Pages and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company also expects that it may experience seasonality in its business, with advertising impressions (and therefore revenues) being somewhat lower during the summer and after year-end vacation and holiday periods, when usage of the Telli Pages Directory may be expected to decline.

Due to all of the foregoing factors, in some future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."


Financial Condition of the Company

The Company does not have an earning history. In addition, the Company is a development stage company which is in the process of initiating a market introduction of its computer information network and access device, the Telli Screen. The Company will require additional capital to finance its current and proposed operations. There is no assurance that the Company will be able to raise any additional capital or that such additional capital will be available at the time required by the Company to successfully promote and operate the Telli Pages Directory.
There is no assurance of the Company's ability to receive significant revenues from advertising in the Telli Pages, or licensing fees to communicate through Telli Screens with Telli Pages users.


New Concept and Emerging Markets; Uncertainty of Market
Acceptance and Commercialization Strategy

The utilization of combination telephone-information network products for consumer applications represents a relatively new business activity characterized by emerging markets and an increasing number of market entrants who have introduced or are developing an array of new telecommunications products and services, some of which will compete in some segments (i.e. home banking) against Telli Screens, Telli Phones, Telli Pages Directories, and any other products which may be developed by the Company. The Company is currently assessing market acceptance and demand with the intent of minimizing the risks involved with the financing and distribution of the Telli Pages Directory and Telli Screens on a large scale. Market acceptance for the Telli Pages Directory and Telli Screens will require substantial marketing efforts and expenditure of funds to create awareness and demand by potential customers. There can be no assurance either that a market will develop or that it will become sustainable.


Uncertainty of Market Acceptance of New Technology

The Telli Pages Directory involves the use of a new communications device or tool. It may or may not be accepted by the marketplace. Similar, but not identical, approaches have been undertaken in the United Kingdom, where it had limited success, and in France, where it is succeeding with government assistance. Until the Company's marketing plans have been completed, one will not know what degree of success can reasonably be anticipated. Extensive use of the Telli Pages will require what amounts to a cultural change in the user-public comparable to the e-mail revolution now underway in America. Whether a market will develop for the Company's products, or if it develops more slowly than expected or becomes saturated with more well-funded competitors, or if it cannot effectively manage expansion, the Company's business, operating results, and financial condition will be materially adversely affected.

Dependence on Continued Growth in Use of the Telli Pages

The Company's future success is substantially dependent upon continued growth in the use of the Telli Pages Directory and Telli Screens in order to support the sale of advertising in the Telli Pages and other online media properties under development by the Company. There is no assurance that communication or commerce over the Telli Pages will develop or that content will be provided. The Telli Pages may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of performance improvements including high speed modems. In addition, to the extent that the Telli Pages may experience significant growth in the number of users and level of use, there can be no assurance that the Telli Pages infrastructure will continue to be able to support the demand placed upon it by such potential growth. In addition, the Telli Pages could lose its viability due to delays in the development of adoption of new standards and protocols required to handle increased levels of activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Telli Pages also could result in slower response times and adversely affect usage of the Telli Pages Directory. If use of the Telli Pages does not continue to grow, or if the Company's infrastructure does not effectively support growth that may occur, the Company's business, results of operations, and financial condition would be materially and adversely affected.


Uncertain Adoption of the Telli Pages as an Advertising Medium

Because the Company expects to derive most of its revenues in the foreseeable future from the sale of pages of advertising in the Telli Pages Directory, the future success of the Company is highly dependent on the development of the Telli Pages as an advertising medium. Some of the Company's potential advertisers may have some limited experience or knowledge of advertising on the World Wide Web through the Internet, however, the Company's advertising customers have no experience with the Telli Pages as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web-based advertising, and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, quality of service and acceptance of advertising) remain unresolved and may negatively affect the growth of Internet use and the acceptance of the Telli Pages as an advertising medium. In addition, Telli Pages serve a very limited marketplace unlike the Internet which has a worldwide marketplace. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, the success of the Telli Pages and the Company's business, results of operations, and financial condition will be materially and adversely affected.


Reliance on Advertising Revenues

The Company expects to derive substantially most of its revenues from the sale of pages of advertising in the Telli Pages Directory, and expects to continue to do so for the foreseeable future. The Company has not introduced the Telli Pages Directory to the marketplace, has not attempted to sell any pages of advertising, and has not generated any revenues from the sale of pages of advertising in the Telli Pages Directory. There can be no assurance that advertisers will purchase advertisements in the Company's Telli Pages Directory. The Company's ability to generate advertising revenues will depend, among other factors, on advertisers acceptance of the Telli Pages as an attractive and sustainable medium, the development of a large base of users of the Telli Pages and the effective development of media properties that provide user demographic characteristics that will be attractive to advertisers.


No Assurance of Content Development or Advertising Revenues

A key element of the Company's strategy involves the implementation of a Telli Pages Directory operation and the distribution of the Telli Pages within limited geographical areas, to generate the maximum number of Telli Pages users (critical mass) that will generate the maximum amount of advertising revenues from the maximum number of advertisers, at minimum cost. Each area targeted for the establishment of a Telli Pages Directory will be approximately the same geographic area covered by the local telephone directory for that area. In these efforts, the Company will rely and will continue to rely substantially on content development and localization efforts of third parties. For example, businesses advertising products and services, community groups and associations publishing news and directory information, and individuals selling products and services will create and update their pages of information using
the Telli Phone or the assistance of local Telli Pages operators. There can be no assurance that the Company's marketing and educational efforts will encourage people to use the Telli Pages Directory or that pages of information will be placed by third parties in the Telli Pages Directory or that pages of information placed in the Directory will encourage people to become users of the Telli Pages or that the Telli Pages Directory will result in significant revenue to the Company. Any failure of these parties to develop and maintain high-quality and successful Telli Pages also could result in dilution to the names Telli Phone and Telli Pages, which could have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success also depends in part upon the timely processing and updating of Telli Pages Directory listings created by users, businesses, groups, and associations. The Company may experience significant delays in the processing and updating of information that could have a material adverse effect on the usefulness of the Telli Pages Directory for users which could have a material adverse effect on the Company's business, results of operations, and financial condition.


Dependence on Third Party Distribution of Content

The Company will be dependent on local telephone companies to provide transmission of Telli Pages Directory information to users. The telephone companies may assess data transmission rates that are sufficiently high to make use of the Telli Pages too expensive for most users. In addition, disruptions in the Company's ability to carry on its business due to phone system transmission or equipment failures causing interruptions, delays or cessations in service to users could result in a material adverse effect on the Company's business, results of operations, and financial condition.


Dependence on Suppliers of Telli Screen and Telli Phone
Components; Single Sources of Supply; Assembly of Telli Screens and Telli Phones; Cost of Telli Screens and Telli Phones

The Company currently assembles Telli Screens and Telli Phones from components or assemblies that are purchased from single sources. The Company believes that there are alternative sources of supply for most of the components and assemblies currently purchased from single sources. Some of the components and assemblies used by the Company for which there are not immediately available alternative sources of supply are provided to the Company under standard purchase arrangements. If a shortage or termination of the supply of any one or more of such components or assemblies were to occur, however, the Company's business could be materially and adversely affected. In such event, the Company would have to incur the costs associated with redesigning the Telli Screen and Telli Phone to include available components or assemblies or otherwise obtain adequate substitutes, which costs could be material. Also, there is no assurance that in redesigning Telli Phone products to include available components or assemblies that the operation of Telli Phone products could be materially and adversely affected. Any delays with respect to redesigning Telli Phone products or obtaining substitute components would materially and adversely affect the Company's business, results of operations, and financial condition.

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

The Company is designing its own main board to eliminate many of the computer components presently used in the assembly of Telli Phones and Telli Screens but not necessary for the operation of the Telli Phone. Also, Telli Phone products are instruments designed to handle a limited number of specific tasks and many hardware components can be eliminated from the present model because of the programming systems for the products are able to do many of the tasks through software. The Company anticipates that the unit price of a large run of Telli Phone and Telli Screen main boards to be designed by the Company will considerably reduce the present cost to assemble these products. There is no assurance that the Company will be successful in designing such a board or when designed that the products will function with the capabilities of the previous models. If the Company is not able to reduce the present cost of the assembly of Telli Phone products there is substantial doubt about the Company's ability to generate enough income to justify the cost of its products in the marketplace. This condition would raise substantial doubt about the Company's ability to continue as a going concern.


Dependence on Reliable Source of Telli Phones and Telli Screens;
Limited Market for the Telli Phone and the Telli Screen

The Company plans to contract qualified manufacturers of computer and telecommunications equipment to produce large runs of Telli Phones and Telli Screens on its behalf. It also anticipates being able to raise the capital required to purchase large runs of these products. The Company believes that it will be able to raise this capital through a variety of methods including the sale of securities, debt financing, and limited partnerships. There can be no assurance that the Company will be able to raise the capital required to interest a manufacturer to produce large runs of Telli Phones and Telli Screens or that if the financing is available and a manufacturer produces large runs of these products that some or all of the products will not be defective or that all of the products can be delivered in accordance with the intended delivery schedule. Significant defects in the Telli Phones or Telli Screens and/or a delay in the delivery of the products could significantly, materially, and adversely affect the Company's business, results of operations, and financial condition.

Although the Telli Phone can be used as an ordinary telephone with stand-alone voice mail features, the Telli Phone and Telli Screen are designed primarily for use as devices to access information from the Telli Pages. The Company anticipates that, if the Telli Pages are not successful, there may not be an alternative computer information network to which the Company could lease or sell Telli Phones and Telli Screens. The Company further anticipates that it would realize a substantial loss on the products if it were forced to lease or sell them for use other than in a computer information network which would materially and adversely affect the Company's business, results of operations, and financial condition.

In the intensely competitive telephone-computer industry, large companies such as NorTel, Panasonic, Philips, Uniden, Navitel, Intelidata and Cidco which have significantly greater financial and management resources than the Company, could produce substitutes for the Telli Phone and Telli Screen appliances at a better price. In that case it is possible that the Company could use that source for its appliances. Also, there can be no assurance that competitors will not identify, develop, manufacture and offer products to the marketplace rendering the Company's products obsolete.


Dependence on Reliable Computer Equipment for the Telli Pages
Server; Dependence on Additional Financing for Growth

The computer equipment that maintains the Telli Pages Directory (the "Server") and the telecommunications assemblies connecting the Server to the local telephone system are purchased from single sources under standard purchase arrangements. The Company believes that there are alternative sources of supply for most of the equipment and assemblies currently purchased from single sources. If a shortage or termination of the supply of any one or more of such equipment and assemblies were to occur, the Company's business could be materially and adversely affected. Also, the Company anticipates that the continuing success of the Telli Pages in the initial markets will depend on the Company's ability to acquire additional equipment and assemblies to establish Telli Pages Directory sites and distribute Telli Screens into additional markets. The Company anticipates using various financing methods including debt financing and equity financing to raise capital for the purchase of additional equipment and assemblies to establish additional Telli Pages Directory sites. There is no assurance that these funds will be raised or that if funds are raised and equipment and assemblies are purchased that some or all the equipment and assemblies will not be defective or that all of the equipment and assemblies can be delivered in accordance with the intended delivery schedule. Significant defects in the equipment and assemblies and/or a delay in the delivery of the equipment and assemblies could significantly and adversely affect the success of the Company's business, results of operations, and financial condition.


Enhancement of Telli Screens, Telli Phones, and the Telli Pages
Directory

Substantially all of the Company's revenues in the foreseeable future are expected to be derived from the purchase of advertising pages in the Telli Pages, and the license of the Company's software and the right to communicate with Telli Pages users through their Telli Screens or Telli Phones from a computer networking data base. Accordingly, broad acceptance of the Company's software products and services by customers is critical to the Company's future success, as is the Company's ability to design, develop, test, and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards.


To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality, and features of Telli Screens, Telli Phones, Telli Pages, and the Telli Pages server, as well as other branded media properties that may be developed. There can be no assurance that the Company will be able to successfully maintain competitive user response time or implement new features and functions, such as user personalization and protection, which will involve the development of increasingly complex technologies. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

Further, because the Company has only recently commenced shipment of its products, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely manner. In addition, any enhancements of or improvements to Telli Screens, Telli Phones, Telli Pages, Telli Pages servers, or new media properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of the Company's brand name recognition. Any failure of the Company to effectively develop and introduce these properties, or failure of such properties to achieve market acceptance, could adversely affect the Company's business, results of operations, and financial condition.

Need for Additional Equipment

The Company anticipates that the Telli Screens and server equipment to be acquired for the market launch will be sufficient to successfully operate a single Telli Pages Directory in the initial markets targeted by the Company. However, the Company also anticipates that the continuing success of the Telli Pages in the initial markets will depend on the Company's ability to acquire additional Telli Screens and server equipment to expand its network into additional markets. There is no assurance that the Company will be able to acquire such additional Telli Screens and server equipment or to successfully expand into additional markets.


Lack of Intellectual Property Protection

The Company will apply for Copyright/Trademark protection of its name when the product is introduced to the marketplace, but does not possess any patent or registered intellectual property rights with respect to any of its technology and has not filed any concept patent applications. In addition, much of the technology utilized in the development of Telli Phones and Telli Screens is generally available to other manufacturers. Some of the technology utilized in the Telli Phone and Telli Screen hardware is licensed to the Company on a world-wide perpetual basis. The Company may find that it has to make royalty or licensing payments for using the technology of other companies. In addition, other companies with greater financial, marketing and other resources than the Company could produce products similar to the Telli Screen, the Telli Phone, and the Telli Pages Directory, which if produced, may have features, pricing and other characteristics which would make them more acceptable to the market than the products of the Company. Despite precautions, there is the possibility of a third party accessing and copying the Company's proprietary technology or independently developing similar or superior technology. In this case, litigation could have an adverse effect on the Company.

The Company depends in part upon certain technology and know-how to differentiate its products from those of its competitors, and relies on a combination of trade secret laws and nondisclosure and confidentiality agreements with its employees, consultants, researchers and advisors to protect its technology. There can be no assurance that such laws or agreements will provide meaningful protection for the Company's trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such trade secrets or know-how. In addition, others may obtain access to or independently develop technologies or know-how similar to the Company's. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Although the Company believes that its products and technology do not infringe on the proprietary rights of others and has not received any notice of claimed infringement, it is possible that an infringement of proprietary rights may occur. In such event, the Company may be required to modify its products or obtain a license. There can be no assurance that the Company will have the financial or other resources necessary to successfully defend a claim of violation of proprietary rights. Failure to do any of the foregoing could have a material adverse effect on the Company. Furthermore, if the Company's products or technologies are deemed to infringe patents or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which would have a material adverse effect on the Company's business, results of operations, and financial condition.


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


Substantial Dependence Upon Internal Operations; Personnel for
Growth

The Company plans to use its internal sales and marketing force for the marketing and sale of its products and not outside, unrelated third parties. The Company will be required to expand its field sales force and telesales organization as it establishes new Telli Pages Directory sites. Growth of the Company could possibly be affected by its dependence on outside sources for management, personnel and other resources for several critical elements of its business including advertising and marketing, technology, assembly, development of Telli Pages Directory content and Telli Screen distribution among others. There can be no assurance that such internal operations or expansion will be successfully managed, that the cost of such expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of many of the Company's current or potential competitors. The Company's inability to effectively manage its internal expansion could have a material adverse effect on the Company's business, operating results, and financial condition.


Management of Growth

The rapid execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company's potential rapid growth, which is essential to the Company's success, has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational, and financial resources. As of December 31, 1998 the Company had five full-time employees, three in administration and finance and two in research and product development. To manage its growth, the Company must implement and improve its operational and financial systems and expand, train, and manage its employee base. For example, the Company is currently in the process of building its internal maintenance and support organization, and sales and marketing team. There can be no assurance that the Company will be able to build or successfully implement this organization or team on a timely basis. Further, the Company will be required to manage multiple relationships with various customers and third parties to generate revenues from licensing its technology to other Information Providers to communicate and transact business with its users. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures, or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively, the Company's business, operating results, and financial condition will be materially adversely affected.


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

The most significant market where the Company competes is in the area of telephone directories. The Telli Pages Directory will compete primarily with the local Telephone Company Yellow Pages directory in areas where it establishes a Telli Pages Directory central computer system. Specifically, it may be competing for advertising dollars. Even though the local Telephone Companies are regulated by the State Public Utilities Commissions, they have, unlike the Company, major financial resources available to them. If the Yellow Pages publishers see the Telli Pages as a major threat to their profits, it is possible that they would use their resources to attempt to eliminate competition from the Telli Pages Directory. How the Telephone Companies would attempt to eliminate competition from the Telli Pages Directory is not clear at this time.

Since 1983 many major organizations have spent hundreds of millions of dollars in an attempt to establish an interactive telecommunications service for the home. Most of the methods tried have involved an attempt to encourage consumers to attach a videotex telecommunications/terminal box to their televisions sets for people to access interactive listings and directories through their televisions. These videotext systems are no longer in use due to the lack of customer demand. More recently, some organizations with significant financial resources have made similar attempts at establishing an interactive service in the home through televisions by encouraging consumers to attach cablevision/terminal boxes to their televisions sets, which are still being tested. WebTV Networks introduced the first mass-market information appliance in 1996, a little black box attached to the TV which connects to the World Wide Web and to e-mail. The second generation appliance, WebTV Plus has several new features and provides an electronic TV listing in addition to the features of the earlier model.

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


Security Risks and System Disruptions; Lack of Product Liability
Insurance

The Company has developed software for a security protocol which operates in conjunction with encryption and authentication technology. Despite the existence of this technology, the Company's products may be vulnerable to break-ins and similar disruptive problems caused by Telli Pages users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of the Company's servers and the computer systems of other Telli Pages Information Providers, which may result in significant liability to the Company and may also deter potential customers. Persistent security problems continue to plague public and private data networks. Break-ins reported in the media occurred at General Electric Co. ("GE"), Sprint
Corporation ("Sprint") and IBM, as well as the computer systems of NETCOM OnLine Communication Services, Inc. ("NETCOM"), Netscape Communications Corporation ("NETSCAPE"), the San Diego Supercomputer Center, and the Pentagon. Such incidents involved hackers bypassing firewalls and often misappropriating confidential information. Alleviating problems caused by third parties may require significant expenditures of capital and resources by the Company and may cause interruptions, delays, or cessation of service to the Company's customers; such expenditures or interruptions could have a material adverse effect on the Company's business, operating results, and financial condition. Moreover, the security and privacy concerns of existing and potential customers as well as concerns related to computer viruses, such as the recent Melissa incident, may inhibit the growth of the Telli Pages marketplace generally, the use of Telli Phone technology to communicate with consumers and transact business, and the Company's customer base and revenues in particular. The Company attempts to limit its liability to customers, including liability arising from a failure of the security features contained in the Company's products, through contractual provisions. However, there can be no assurance that such limitations will be enforceable. The Company currently does not have product liability insurance to protect against these risks and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all.

In addition, the Company will maintain secure Telli Pages servers which contain customer information for public access. The Company's advertising revenues from the Telli Pages Directory are dependent in part upon the Company's ability to protect its internal infrastructure and the pages of information in the Telli Pages Directory against damage from physical break-ins, copyright infringements, manipulation of information by unauthorized persons, natural disasters, operational disruptions, and other events. Any such break-in or damage or failure that causes interruptions in the Company's operations or a loss of customer confidence and user support and a decrease in the value of the Company's brand name recognition could materially adversely affect the Company's business, operating results, or financial condition.


Extensive Capital Needs

The Company will have extensive capital needs to finance the establishment and growth of its business. There will be a need for Telli Screens, Telli Phones, Telli Pages server equipment, marketing, overhead and further development. It is anticipated that the Company may use a variety of means to raise capital, including limited partnerships, joint ventures, franchising and the sale of Common or Preferred Stock or debt instruments. There is a risk that sufficient capital will not be raised. Income will come from fees charged to individuals, businesses, groups, and associations for the storage of their pages of information in the appropriate sections of the Telli Pages Directory. The Company intends to generate profits through licensing its technology (software systems) to major retailers, commercial organizations, agencies, groups, and associations who wish to establish sites on the Telli Pages Directory and to communicate and transact business with users in their homes over their Telli Screens. There can be no assurance that this income will cover the cost of Telli Screens and Telli Pages server equipment or the overhead of the Company. In the event that the Company's plans or the basis for its assumptions change or prove to be inaccurate or the proceeds of its offerings or cash flow prove to be insufficient to fund the Company's operations (due to unanticipated expenses, loss of sales revenues, problems, operating difficulties, or otherwise), the Company would be required to seek additional financing. In such event, there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.


Changing Regulatory Environment

The Company believes that the regulatory climate in the United States over recent years has begun to influence the Regional Bell Operating Company's (the "RBOC's") deployment of public communication products. The Company believes that the RBOCs have begun to upgrade their telecommunications product base with smart products that reduce their cost of management, maintenance, administration, and equipment that includes revenue enhancement features. The deployment and business strategies of the public communication divisions of the RBOCs have affected and will continue to affect the Company's business. To the extent that these business strategies were to change, for regulatory reasons or otherwise, the Company's prospects would be materially and adversely affected. On February 8, 1996, the President signed into law the Telecommunications Act of 1996, which deregulates many elements of the telecommunications industry as a means of stimulating competition. The deregulation could affect the telecommunications products industry. Although the Company believes that deregulation generally will benefit the Company, there can be no assurance that the Company will benefit from deregulation or that it will not be adversely affected by deregulation.


Government Regulation and Legal Uncertainties

Currently the Company's business is not affected by direct regulation by any government agency other than by general business regulations, but in the future, laws or regulations may influence Company operations, as with the Exon Bill, passed by the Senate to prohibit obscene, lascivious or indecent communications on the Internet. The adoption of any such laws or regulations would similarly apply to the Telli Pages and may decrease the growth of the Telli Pages Directory, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results, and financial condition. Moreover, the applicability to the Telli Pages of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. Issues such as privacy and libel may be addressed in the future by government agencies reaching decisions or passing laws which could adversely affect the Company's business, operating results, and financial condition.


Concentration of Stock Ownership

The present directors, executive officers and their respective affiliates beneficially own approximately 51.8% of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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


Notes Payable; Royalty Agreements

There are 17 individuals who advanced cash to the Company in exchange for royalty rights (the "Royalty Holders"). Under the agreement, the Company will pay royalties aggregating 2.267% of the manufacturer's actual net price for which each Telli Phone device is sold.

As part of CoNetCo's acquisition of Guinness Production, Inc., Guinness Computer Television Corporation (the "Guinness Companies"), in the Agreement dated February 18, 1990, CoNetCo also acquired all of the concepts previously developed by Lawrence A. Guinness ("Guinness") in both Canada and the United States. Part of the consideration for the acquisition of Guinness' rights in the United States and Canada to the theoretical models of the Telli Phone and the Telli Pages Directory, as well as all of Guinness' rights to the products previously developed by the Guinness Companies, was the issuance to Guinness of Common Stock in CoNetCo and a continuing royalty of 5% of all revenues generated by CoNetCo or any of its subsidiaries.


Year 2000 Implications

See "Year 2000 Implications" Under ITEM 7. "MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS", page 54.

ITEM 2. PROPERTIES

The Company currently occupies and has a three year lease on approximately 1200 square feet of space located in Mill Valley, California, where it maintains its administrative offices and Telli Pages server. In addition, the Company currently occupies approximately 900 square feet of space in Sausalito, California, approximately two miles from its administrative offices and server, where it maintains its engineering, research, and product development facilities. This space is leased on a month to month basis and is sufficient to meet the current requirements of the Company and the business which it conducts. All production of the final product will, in the near future, be sub-contracted to other manufacturers and suppliers.


The Company will be required to expand when operations commence.
There is adequate space for expansion in Marin County, California, the area in which the Company is currently located.

The Company does not intend to consider setting up its own facilities to manufacture Telli Screens and Telli Phones until after the initial introduction of its products and the systems which it is developing have been fully tested. Management expects an increase in facilities requirements during 2000.


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

                              PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS


Market Information

The shares of stock of the Company are currently listed on the National Association of Securities Dealers ("NASD") Over The Counter Bulletin Board ("OTC") under the stock symbol TELI. There has been little significant trading of the Company's Common Stock and there can be no assurance that a long term active public market for the Common Stock will develop or be sustained.

The following table sets forth the range of high and low prices for the periods indicated:

                              1998                   1997
                          High       Low         High     Low

First quarter            $.50       $.10          --       --
Second quarter           $.55       $.10        $.87     $.06
Third quarter            $.44       $.12        $.56     $.12
Fourth quarter           $.50       $.12        $.50     $.06

There is currently no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into common equity which have been issued by the Company that are capable of being sold pursuant to Rule 144 under the Act until two years after March 15, 1994. The Company has not agreed to register any common equity for sale by security holders.


Holders

As of November 30, 1999, there were 554 shareholders, holding a total of 24,792,243 shares of Common Stock of the Company. The
Company has no knowledge of any matter since that date that would effect any change to that total.

Lawrence A. Guinness, President and Director of the Company, is the holder of 10,615,166 shares of the Common Stock of the Company which represents 42.8% of the Company's common equity. Other than Mr. Guinness, only one other person has a beneficial ownership of five percent (5%) or more of the Common Stock in the Company. Richard A. Morse, Vice President of Engineering and Technology, is the holder of 1,250,000 shares of Common Stock which represents 5.05% of the common equity.

Dividends

The Company is a development stage company and, since its inception, has not yet generated any sales. As a result, it is not in a position to declare any dividends, nor does it intend to declare any dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA

                          FIVE YEARS ENDED DECEMBER 31, 1998

                                       1998           1997          1996           1995           1994
Net Sales                              None           None          None           None           None

Income (Loss)
from Continuing
Operations(A)                   $(1,103,606)     $(370,409)     $(491,369)    $(199,556)    $(353,954)

Income (Loss)
from Continued
Operations
Per Share                              (.07)          (.03)           (.04)         (.02)        (.03)

TOTAL ASSETS                       $225,750       $ 40,511        $ 39,528      $229,416      $19,828

Weighted
Average Number
of Common Shares
Outstanding(B)                   16,049,257     14,130,565      13,427,480    12,738,397   12,592,480

Long Term
Obligations(C)                         ---             ---             ---           ---          ---

Cash Dividends
Declared
Per Share                              None           None            None          None         None

(A) Cumulative results of operations since inception are losses totaling $(11,698,713).

(B) Giving effect to amended agreement of March 15, 1994 increasing the 5,880,246 shares issued on February 18, 1990 to 8,000,000 shares.

(C) Excludes $435,000 of notes payable which are classified as a current liability since the original due date was in 1991.

NOTE: CoNetCo, Guinness Productions, Inc., and Guinness
Computer Television Corporation are predecessors of the Company and the financial data of the Company includes the predecessors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION, THE DISCUSSION IN THIS REPORT
CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND
UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER
MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD
CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT
LIMITED TO, THOSE DISCUSSED BELOW, AND THE RISKS DISCUSSED UNDER
THE CAPTION, "FACTORS AFFECTING COMPANY'S BUSINESS OPERATING
RESULTS AND FINANCIAL CONDITION" IN ITEM 1 OF THIS ANNUAL REPORT
ON FORM 10-K.


Overview

The Company was founded in 1993 and has been principally engaged in the research and development activities related to an advanced navigational and integrated applications software system that enables people to exchange information and conduct business over local telephone lines from a computerized consumer telephone appliance (Telli Phone) with a display screen and online capabilities for transmitting, receiving and processing information. Prior to the formation of the Company, research and development of the Telli Phone was undertaken through predecessor companies, Guinness Productions and Guinness
Computer Television which commenced operations in 1981. The cumulative operating results of the Company include those operations of companies deemed to be predecessors to the Company. As of December 31, 1994, the Company has determined that research and development of the Telli Phone has been completed. The Company's major emphasis during fiscal 1997 and 1998 has been the refinement of the Telli Phone and Telli Screen and the generation of working capital.

Guinness Telli*Phone has generated no revenues and incurred cumulative losses of approximately $11.7 million dollars since inception, of which approximately $7.2 million of such losses relate to those of the predecessor companies. The Company expects to incur operating losses through 1999 as it continues to devote the majority of its available financial resources to the commercialization of the Telli Screen and Telli Phone.
Future profitability of the Company is dependent upon successful commercialization of the Telli Screen and the Telli Phone.
Furthermore, as the Company attempts to achieve commercialization of its products, it could encounter seasonality or other currently unforeseen factors causing additional variability in its future operating results. The report of the Certified Public Accountant expresses substabtial doubt about the Company's ability to continue as a going concern.


Liquidity and Capital Resources

The Company is not in a liquid position at this time nor does it possess any assets that could be deemed liquid, other than cash of approximately $100,000. Liquidity of the Company is expected to be severely impacted until operations commence and revenues are generated.

Since inception, the Company and its predecessors have funded its research and development efforts by selling equity securities and borrowing capital. Approximately $ 7 million of additional paid-in capital represents liabilities of the predecessor companies operations which were personally assumed by the Company's principal shareholder.

During the first half of fiscal 2000, the Company plans to raise a minimum of $550,000 through the private or public sale of equity securities. The Company intends to use such funds for the market introduction of the Telli Phone concept in a single community. The following details the anticipated use of the $550,000:

On the assumption the Company is able to raise capital to finance the market introduction of the product, Management plans to utilize the funds raised, as follows:

Investment Banker Consultant Fees                  25,000
Office Rent and Expense                            15,000
Administrative Salaries & Office Expense (CEO,
CFO, Engineer, Network Editor, Programmers)       150,000
Telli Screen/Phone Prototype Engineering Expense   25,000
Telli Screen/Phone Production Models (100-200)    150,000
Network Hardware Set Up Expense                    25,000
Network Software/Programming Expense               90,000
Preparatory Marketing Expense                      35,000
Initial Promotional Layout Expense                 10,000
Legal, Audit and Miscellaneous Expense             25,000
----------------------------------------------------------
Total                                            $550,000
==========================================================

The above expenses reflect the 6-month budget for the Company while operating in a development mode. If capital is not raised in a timely manner Management will either delay entry into the marketplace or reduce the number of Telli Screens required for the market introduction.

The Company anticipates that after the market introduction they will need to raise additional working capital through the sale of equity securities or the borrowing of capital. The Company's current working capital is not adequate for the Company to commence the market introduction. There can be no assurance that any necessary working capital will be available on acceptable terms or at all. If adequate funds are not available, the Company may be required to change, delay, reduce or eliminate its product commercialization.



For the market introduction of its products the Company plans to produce a limited number of Telli Screens and begin distributing them to homes in the Southern Marin County Area. The Company anticipates being able to produce at least 200 Telli Screens for this purpose.

During the market introduction, the Company's engineers will design an inexpensive Telli Screen computer board that eliminates many hardware components necessary for the operation of a personal computer but unnecessary for the successful operation of the Telli
Screen and Telli Phone as the everyday consumer products for which they were designed. For the initial market the Company estimates that it will pay approximately $300 for the hardware components of each Telli Screen assembled. The Company has received estimates from consultants experienced in the manufacture of hardware components of a price of less than $200 per Telli Screen. It is difficult to predict an accurate price until the Company learns from its market introduction the level of consumer response to the Company's software products to determine the size of runs that are most feasible. If the Company's product is very successful then there will be available to the Company many methods of financing the manufacture of Telli Phones that will allow the Company to order larger runs and further reduce the cost to manufacture Telli
Screens and Telli Phones.

To this end, the Company has begun discussions with a major manufacturer of telecommunications equipment that is capable of producing Telli Screens and Telli Phones and at a favorable price.

When the introduction of the Telli Pages Directory is underway the Company plans to approach potential partners to renew discussions to arrange financing through the licensing of its technology for their use. The Company has no assurance that it will be able to renew the discussions or, that if discussions are opened once again, it will be successful in reaching any agreements with the parties.

During 1998, the Company sold 24,750 shares of common stock for approximately $5,000. Such proceeds were used to fund general and administrative expenses of the Company. The Company also issued
2,550,000 shares of the common stock for various consulting services performed. The stock was valued at $366,300. $266,300 related to stock issued for services rendered by December 31, 1998 was recorded as expense and $100,000 related to stock issued for services to be rendered in 1999 was recorded as a prepaid expense at December 31, 1998.

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

On October 19, 1995, the Company sold and issued a total of 700,000 shares of the common stock for a total of $301,000. On
December 15, 1995, the Company sold and issued a total of 135,000 shares of the common stock for a total of $101,250. The capital has been used to secure the components that will be used to produce Telli Phones for the market introduction and to complete the Telli Phone software to manage the components in the working model.

The Company has 17 notes, dated July 7, 1989, due to individuals who advanced cash to the Company in exchange for promissory notes and royalty rights. These notes continue to bear interest at 10% per annum and all are in default. It is the intention of the Company to offer stock to those note holders who wish to receive common stock in Guinness Telli*Phone Corporation and a repayment proposal for those investors who wish to receive cash. The



Company feels that it will not be in a position to determine the conditions of such a proposal until the initial marketing of its product is underway.

Management anticipates potential future revenues will be generated from two primary sources.

(a) Purchases of commercial space in the Telli Pages Directory by local businesses and community groups and associations.

(b) Licensing fees from organizations that wish to communicate with Telli Pages users through their Telli Screens and Telli
Phones.

Management plans to explore the feasibility of selling franchises to qualified organizations for the right to operate a Telli Pages
Directory within a defined geographical area as a method of financing the establishment of new Telli Pages Directory geographical sites.

As of December 31, 1998, the Company has a deferred tax asset of approximately $1.8 million which is 100% reserved. See Footnote 5 of the audited financial statements for additional information.


Year 2000 Implications

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates.
These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company is in the process of assessing the Year 2000 issue and expects to complete the program before the new year. The Company has not incurred material costs to date in this process, and currently does not believe that the cost of additional actions will have a material effect on its results of operations or financial condition. Although the Company currently believes that its systems are Year 2000 compliant in all material respects, its current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems.

The Company's new computers are compliant according to the manufacturer and our internally designed server has no known Year
2000 implications according to its designer, our head of engineering. Our product does not rely on the date for any application and will be introduced to the marketplace in 2000.

Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Furthermore, the purchasing patterns of potential advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance, which may materially adversely affect the Company's business, operating results, or financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants       F-1
Consolidated Financial Statements
Consolidated balance sheets                              F-2
Consolidated statements of operations                    F-3
Consolidated statements of stockholders' deficit         F-4
Consolidated statements of cash flows                    F-5
Summary of accounting policies                           F-6
Notes to financial statements                            F-8 - 11



Report of Independent Certified Public Accountants

Board of Directors
Guinness Telli*Phone Corporation
Mill Valley, California

We have audited the accompanying consolidated balance sheets of Guinness Telli*Phone Corporation and Subsidiary (a development stage company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1998 and the period from November 12, 1980 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guinness Telli*Phone Corporation and Subsidiary at December 31, 1998 and 1997, and results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and the period from November 12, 1980 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has been in the development stage since its inception and has sustained recurring losses, has negative working capital, is in default of its loan agreements, and has a stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
Continuation as a going concern is dependent upon the Company's ability to meet its past due debt obligations and future financing requirements and the success of its future operations, the outcome of which cannot be determined at this time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan regarding future operations is also described in Note 1.

BDO Seidman LLP
San Francisco, CA
August 6, 1999
  except for notes 4, 6 an 10
  which are as of November 11, 1999




Guinness Telli*Phone Corporation and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets



December 31,                             1998               1997
----------------------------------------------------------------------
Assets

Current
  Cash and cash equivalents           $105,913             $      87
  Prepaid expenses (Note 6)            100,000                14,587
----------------------------------------------------------------------
Total current assets                   205,913                14,674
Office equipment, net of accumulated
depreciation of $51,595 and $40,995     19,837                25,837
----------------------------------------------------------------------
                                      $225,750             $  40,511
======================================================================
Liabilities and Stockholders' Deficit

Current
  Notes payable (Note 3)                $435,000              $435,000
  Accounts payable                       583,518               543,587
  Payments and accruals for
    unissued stock (Note 6)              660,500                     -
  Accrued payroll                         34,053                     -
  Due to related parties (Note 9)        177,177                91,010
  Accrued interest payable (Note 3)      631,372               534,428
  Deferred royalty income (Note 3)       125,000               125,000
-----------------------------------------------------------------------
Total Liabilities                      2,646,620             1,729,025

Commitments, Contingencies and
  Subsequent Event (Notes 2, 4, 6 and 10)

Stockholders' Deficit (Notes 2, 3, 4 and 6)
  Common stock, $.001 par value; authorized,
    25,000,000 shares; issued and
    outstanding, 17,434,910 and 14,860,160    17,435                14,860
  Additional paid-in capital           9,260,408             8,891,733
  Deficit accumulated during
    development stage                (11,698,713)          (10,595,107)
-----------------------------------------------------------------------
                                      (2,420,870)           (1,688,514)
-----------------------------------------------------------------------
                                     $   225,750           $    40,511
=======================================================================

See accompanying summary of accounting policies and notes to financial statements.



Guinness Telli*Phone Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

                                    Cumulative
                                        During                  Years Ended December 31,
                                     Development       ------------------------------------------
                                       Stage             1998             1997           1996
==================================================================================================
Operating Expenses
Research and development (Note 7)    $4,551,152        $       -           $    -        $     -
Interest expense (Note 3)             4,356,091           96,944           88,128         80,120
Officer's salary (Notes 2 and 7)        914,940          410,000           21,951        185,682
Rent                                    372,436           26,868           32,115         24,600
Other administrative expenses         1,504,094          569,794          228,215        200,967
--------------------------------------------------------------------------------------------------
Net Loss                           $(11,698,713)     $(1,103,606)       $(370,409)     $(491,369)
==================================================================================================
Basic and Diluted Earnings Per Share
Loss Per Share                                          $   (.07)        $   (.03)      $   (.04)
==================================================================================================
Weighted average common shares outstanding                16,049,257           14,130,565        13,427,000
==================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

Guinness Telli*Phone Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit

                                                                                    Deficit
                                                 (Note 6)                          Accumulated
                                                Common Stock          Additional     During
                                            --------------------       Paid In     Development
                                            Shares       Amount        Capital        Stage           Total
-----------------------------------------------------------------------------------------------------------
Stock issued for product rights               2,350,000    $  2,350        $     -               -     $   2,350
Stock issued for predecessor company assets,
  including assumption of predecessor
  company debt                                8,000,000       8,000       7,147,091              -     7,155,091
Sale of common stock                            141,000         141         134,364              -       134,505
Contributed capital by majority shareholder
  through sale of personal stock (Note 4)              -           -         285,366              -       285,366
Stock sold for cash of $240,570 and
  a receivable of $55,930                       550,000         550          295,950             -       296,500
Stock issued for all of the outstanding
  shares of Innstar Corporation               1,551,480       1,551                -             -         1,551
Contributed capital                                    -           -          99,580              -        99,580
Stock sold for cash of $301,000 and a
  receivable of $101,250                         835,000         835         401,415              -      402,250
Net loss from November 12, 1980 (inception)
  to December 31, 1995                                 -            -              -     $(9,733,329) (9,733,329)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                   13,427,480       13,427       8,363,766     (9,733,329) (1,356,136)
Net loss                                               -            -               -       (491,369)   (491,369)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                   13,427,480       13,427       8,363,766     (10,224,698) (1,847,505)
Stock issued for conversion of debt (Note 2)    675,680          676         322,724               -     323,400
Stock sold for cash                             207,000          207         178,293               -     178,500
Stock issued in exchange for consulting services   550,000          550          26,950               -      27,500
Net loss                                               -            -               -        (370,409)   (370,409)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   14,860,160       14,860       8,891,733     (10,595,107)  (1,688,514)
Stock sold for cash                              24,750           25           4,925               -        4,950
Stock issued in exchange for consulting
  and professional services                   2,550,000        2,550         363,750               -      366,300
Net loss                                               -            -               -      (1,103,606)  (1,103,606)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                   17,434,910    $  17,435      $9,260,408     $(11,698,713)$(2,420,870)
===============================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

Guinness Telli*Phone Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows


Increase (Decrease) in Cash and Cash Equivalents

                                      Cumulative
                                        During                  Years Ended December 31,
                                     Development       ------------------------------------------
                                       Stage             1998             1997           1996
==================================================================================================

Cash Used in Operating Activities
Net loss                              $(11,698,713) $(1,103,606)     $(370,409)        $(491,369)
Adjustments to reconcile net loss
  to cash used in operations:
     Depreciation                           51,595       10,600         10,600             7,732
     Deferred royalty income               125,000            -              -                 -
     Stock issued for consulting and
       professional services               393,800      366,300         27,500                 -
     Prepaid expenses                     (100,000)     (85,413)       (14,587)                -
     Increase (decrease) in accounts
       payable and due to related parties  760,695      126,098          3,864           (28,639)
     Accrual for unissued stock            540,500      540,500              -                 -
     Accrued payroll                        34,053       34,053              -                 -
     Increase in accrued interest          631,372       96,944         88,128            80,120
---------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities   (9,261,698)     (14,524)      (254,904)         (432,156)
---------------------------------------------------------------------------------------------------
Cash Used in Investing Activities
  Additions to fixed assets                (71,432)      (4,600)        (6,714)          (34,481)
---------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities
     Contributed capital (Note 8)        7,543,938            -              -                 -
     Sale of stock and payment received
       for unissued stock                  979,525      124,950        178,500                 -
     Notes payable                         435,000            -              -                 -
     Stockholder advances                  323,400            -         73,400           277,195
     Collection of stock subscriptions
       receivable                          157,180            -              -           101,250
---------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities 9,439,043     124,950        251,900           378,445
---------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
     Cash Equivalents                       105,913     105,826         (9,718)           (88,192)
Cash and Cash Equivalents, beginning of year      -          87          9,805             97,997
---------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of year   $  105,913  $  105,913       $      87         $    9,805
===================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

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

Description of Business

The Company and its predecessors have been in the development stage since inception. The Company is engaged in developing an interactive networking system, the Telli*Phone, which will allow access to electronic information. The Company determined that effective December 31, 1994 all significant research and development regarding the Telli*Phone had been completed. The cost of ongoing modifications to the Telli*Phone continue to be expensed as the ability of this product to generate future revenues is uncertain.

Depreciation

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from 5 to 12 years. Depreciation expense of $10,600 in 1998 and 1997 and $7,732 in 1996, and $51,995
cumulative during development stage has been charged to operations.

Cash and Cash Equivalents

The Company considers investments purchased with an original maturity of three months or less to be cash equivalents.

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

Loss Per Share

 As of December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities, including stock option and warrants, that could share in the earnings of an entity. Because the Company has a net loss, dilutive earnings per share are the same as basic earnings per share. As required by SFAS 128, all prior earnings have been restated to reflect the retroactive application of this accounting pronouncement. Adoption of SFAS 128 had no effect on previously reported earnings per share.

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

Reclassification

Certain reclassifications have been made in the prior year to conform to the current-year presentation.

Guinness Telli*Phone Corporation and Subsidiary
(A Development Stage Company)

Notes to Financial Statements


1.   Financial Statement Presentation

The financial statements have been prepared assuming the Company will continue as a going concern. Although the Company is still in the development stage, management is currently negotiating to raise adequate financing to produce and place Telli*Phone units into a test market. The Company is continuing to pursue additional debt and equity financing while continuing to modify and improve the Telli* Phone. The Company's ability to continue as a going concern is dependent on management's success in obtaining financing, its ability to repay past due debt obligations and the acceptance of the Telli*Phone by the test market. To improve its financial condition, the Company has significantly curtailed expenditures with only necessary costs being paid from the sale of stock (see Note 6). Once the system is in place, the Company anticipates being able to attract financial support from those having an interest in reaching subscribers.

 The Company's recurring losses, negative working capital, default on loan agreements and stockholders' deficit raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Debt Conversion

During 1996, the Company was advanced various non-interest bearing funds from a minority shareholder to fund operating expenses. As of December 31, 1996, total funds advanced were $250,000. Approximately $122,000 of the funds were received directly by the Company's primary shareholder. Although the primary shareholder anticipates repaying such advances in the future, there is currently no agreement requiring repayment. Accordingly, the amount has been treated as officer's salary for the year ended December 31, 1996. In January 1997, the minority shareholder advanced additional funds. In February 1997, the Company and the minority shareholder converted the advances to common stock. The Company issued 675,680 shares of stock under Regulation S of the Securities Act of 1933 as repayment in full for advances totaling $323,400.

3.   Notes Payable

The Company, through its wholly-owned subsidiary, CoNetCo, entered into approximately 20 different royalty agreements prior to 1990. The terms of the agreements required a fixed payment of cash for the future rights to a percentage of the future Telli*Phone sales proceeds. The agreements also provided the holders of the royalty agreements the option to convert its royalty interest into common stock of CoNetCo on the basis of eight times the royalty payment divided by the greater of $3 per share or three times the average bid price on the day the Company's stock is traded after its initial public offering. During 1990, approximately 17 of the notes-holders modified their royalty agreements to a conventional note payable. The aggregate principal balance on these notes was $435,000 at December 31, 1998 and 1997, and accrued interest was $631,372 and $534,428 at December 31, 1998 and 1997. These notes bear interest at 10%, are in default at December 31, 1998, and require future royalty payments but do not contain any features allowing the conversion to common stock. The Company is currently negotiating with the note holders to convert their debt and accrued interest into common stock.

 As of December 31, 1998 and 1997, the Company had received $125,000 of advance royalty payments, which had not been converted to notes payable. This amount will begin to be amortized into income once sales of the Telli*Phone commence. The amortization period of deferred revenue has not yet been determined.

4.   Commitments

Royalty Agreements - As part of CoNetCo's acquisition of the Guinness Companies, CoNetCo granted royalty rights of 5% of all future revenues generated by the sale or lease of the Community News Network and the Telli*Phone instrument to the shareholder of the Guinness Companies. In addition, royalty and note holders received royalty rights. Under these agreements, the Company will pay royalties aggregating 2.26% of the manufacturer's actual net price for which each Telli*Phone is sold.

Stock Options - In order to provide interim funds for the development of the Telli*Phone instrument, CoNetCo's major stockholder agreed in September 1989 that he would sell some of his stock in CoNetCo to "qualified investors" and remit the proceeds as donated capital to CoNetCo. In exchange for the donated capital, he received an option to purchase a like number of shares sold by him at the same price he received from their sale and contributed to CoNetCo. This option expired in September 1999.

 In 1998, the Board of Directors approved a stock option plan under which options to purchase up to four million shares may be granted. As of December 31, 1998, no options had been granted.

Shareholder and Predecessor Company Obligations - A creditor of the Guinness Companies, and now a creditor of the Guinness Companies' former shareholder, has filed a lien against the shareholder and has also named CoNetCo as an additional judgment debtor. The creditor is seeking to recover approximately $650,000 related to $500,000 of loans and related accrued interest borrowed by the Guinness Companies. The Company does not believe that it has any legal obligation to repay the debt of the Guinness Companies and that all such liabilities were assumed by the shareholder of the Guinness Companies. The shareholder of the Guinness Companies is currently the majority shareholder of the Company. At December 31, 1998, the ultimate outcome of this matter is unknown and no liability has been recorded relating to the matter.

 Leases - In February 1999, the Company entered into an operating lease for its corporate office that expires in March 2002. The minimum aggregate lease payments due under the operating lease are as follows:

 Year ending December 31,            Amount
------------------------------------------------
1999                                 $18,730
2000                                  22,476
2001                                  22,476
2002                                   3,746
------------------------------------------------
                                     $67,428
==================================================

5.   Income Tax

 Since the Company is in the development stage and management cannot determine that it is more likely than not the asset will be recovered, it has provided a 100% valuation allowance against the deferred tax asset resulting from its net operating loss carryforwards. Accordingly, no deferred tax asset is reflected in the accompanying financial statements. There are no deferred tax liabilities.

 The deferred tax assets and valuation allowances are as follows:

 December 31,                            1998                1997
---------------------------------------------------------------------
Product costs capitalized for tax     $900,000           $900,000
 Net operating loss carryforward       900,000            530,000
 Valuation allowances               (1,800,000)        (1,430,000)
---------------------------------------------------------------------
                                    $         -         $        -
 ====================================================================

The Company has approximately $2 million of federal net operating loss carryforwards expiring between 2004 and 2013. The losses accumulated by the Company for tax purposes is significantly lower than the accumulated losses in these financial statements because the accumulated losses for financial statement purposes includes approximately $7.2 million of losses incurred by predecessor companies.

6.   Equity Transactions

Business Combinations - In 1989, CoNetCo was formed and acquired the theoretical rights to the Telli*Phone from a predecessor company in exchange for 2,350,000 shares of CoNetCo stock, which were valued at par value.

Effective February 18, 1990 (as amended by the March 15, 1994 agreement), CoNetCo, currently the Company's wholly-owned subsidiary, acquired from CoNetCo's major stockholder the assets of the businesses known as Guinness Productions, Inc. and Guinness Computer Television Corp. (together, the Guinness Companies) in exchange for 8,000,000 shares of CoNetCo stock and royalty rights. The assets acquired from the Guinness Companies consisted primarily of product development efforts performed by the Guinness Companies to further develop the Telli*Phone. For accounting purposes, all costs incurred by the Guinness Companies to develop the Telli*Phone have been expensed in accordance with Financial Accounting Standards Board Statements No. 2, Accounting for Research and Development Costs. The assets acquired from the Guinness Companies have been valued at their historical cost basis and not current fair market value, if any, because all entities are under common control.

 The liabilities incurred and assumed by the Guinness Companies, during their development of the Telli*Phone, have been assumed by the shareholder of the Guinness Companies (see Note 4). The primary shareholder of Guinness Telli*Phone is also the primary shareholder of the Guinness Companies. The liabilities assumed by the Guinness Companies' shareholder total approximately $7.2 million, which include approximately $2.3 million of investor notes payable and related delinquent compounded interest of $3.6 million. Such liabilities were incurred by the Guinness Companies primarily during the years 1982 to 1989 and have been treated as a capital contribution and increased paid-in capital. CoNetCo and the Guinness Companies are predecessors of the Company and their activities are included in the cumulative financial data. Included in deficit accumulated during development stage is approximately $7.2 million relating to the Guinness Companies.

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

Other Transactions - In August 1998, the Company sold 24,750 shares of its common stock for $4,950. In December 1998, the Company entered into an agreement to sell 666,666 shares of common stock for $120,000. As the Company received the cash, but had not issued the shares in 1998, this obligation has been recorded as a liability.

 During 1998, the Company issued 2,550,000 shares of common stock with an aggregate fair value of $366,300 in exchange for professional and consulting services to be rendered during 1999 and 1998. $100,000 related to services to be rendered in 1999 is included in prepaid expenses as of December 31, 1998.

 The Company is also obligated to issue 3,265,000 shares of common stock to compensate employees for work performed during 1998.
Accordingly, a liability of $540,500 has been recorded for this obligation.

In January 1997, the Company converted $323,400 of advances from one of its stockholders to 675,680 shares of its common stock (see Note 2). In September 1997, the Company sold 207,000 of its common stock for $178,500. In December 1997, the Company issued 550,000 shares of its common stock for engineering services. Such shares have been valued at $27,500 and recorded as a 1997 expense.

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

 In 1997, the Company issued 675,680 shares of common stock as repayment in full for stockholders' advances totaling $323,400.

9.   Related Party Transactions

Advances of $55,177 were received by the Company from its primary stockholder during 1998. The Company also received an advance of $15,000 from a relative of the Company's primary stockholder during 1998. No repayments were made on these advances during 1998.

 In 1998 and 1997, the Company recorded consulting expense of $15,990 and $91,010 for services rendered by a minority stockholder. At
December 31, 1998 and 1997, $107,000 and $91,010 was due to this stockholder.

10.   Subsequent Events

In 1999, the Company sold 2,873,667 shares of common stock for $449,500 in cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company, and their ages and positions as of September 30, 1999, are as follows:

Name                      Age             Position

Lawrence A. Guinness       56    President, Chief Executive
                                   Officer and Director

Dixie K. Tanner            57    Vice President,Publishing and
                                            Director

Arthur Korn                61    Chief Financia Officer
                                         and Director

Richard A. Morse           50    Vice President,Engineering and
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

From 1980 to 1988, using $1,000,000 of his own funds and an additional $5,000,000 raised from various private sources, he founded Guinness Productions, Inc., to develop various computer software programs and authoring systems, and Guinness Computer Television Corporation to develop software for a computer networking and navigational system to distribute the programs that he had created. In 1989 he founded CoNetCo, now a subsidiary of Guinness Telli*Phone Corporation, to develop an easy-to-use, inexpensive screen telephone (the Telli Phone) to access these and other programs and to receive information from COMPUTER network information servers. The materials, products, and computer software programs developed since 1980 have been incorporated and integrated into Guinness Telli*Phone Corporation.

From 1980 until 1987, while operating Guinness Productions, Inc., and Guinness Computer Television Corporation, Mr. Guinness borrowed funds from time to time from certain qualified private individuals for the development of some of the software being utilized by Guinness Telli*Phone Corporation. Some of these investors of Guinness Productions, Inc., and Guinness Computer Television Corporation hold notes payable by Mr. Guinness that are in default. Even though the Statute of Limitations has run regarding the right of the holders of these securities to rescind, Mr. Guinness intends to offer to all investors, who have invested in the development of the software utilized by Guinness Telli*Phone Corporation an opportunity to have all their cash, plus interest, returned or, as an alternative, to receive shares of his Common Stock in Guinness Telli*Phone Corporation, at their option.

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

In 1986 Ms. Tanner joined Guinness Computer Television
Corporation as the Editor-in-Chief of programming and development. In 1989 she joined CoNetCo, a subsidiary of the Company, as Vice President and Editor-in-Chief of the Telli Pages
Directory.

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

Mr. Korn is currently licensed as a CPA in California. He is a member of the American Institute of CPAs, the California Society of CPAs, the New York State Society of CPAs, the New Jersey State Society of CPAs and the American Arbitration Society. He has been a member of the California State Board of Accountancy Report Quality Monitoring Committee since January, 1994. He was a member of the State Accounting Principles and Auditing Standards Committee (AP & AS) for the California Society of CPAs for seven years and Chairman of the San Francisco Chapter AP & AS for three years. He is a member of the East Bay Chapter AP & AS, Managing an Accounting Practice Committee and the Litigation Support Committee. Mr. Korn holds a BS degree in Accounting from Fairleigh Dickinson University.

Richard Alden Morse serves as Vice President of Engineering and Technology for the Company. Since 1986 Mr. Morse has served as a consultant on various computer related development projects. Since 1989 he has consulted with CoNetCo, a subsidiary of the Company, and has been instrumental in the designing, development, and building of the hardware and software operating systems for the Telli Phone.

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

Directorships

No Director of the Company holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Securities Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C. 80a-1, et seq., as amended.


Involvement in Certain Legal Proceedings

None of the directors of the Company or persons nominated are involved in any legal proceedings as outlined in Item 401 (f) that are material to the evaluation of their ability or integrity.

From 1980 until 1987 Lawrence A. Guinness borrowed funds from time to time from certain qualified private individuals for the development of some of the software being utilized by Guinness Telli*Phone Corporation. In 1987 the Commissioner of Corporations of the State of California issued a "Cease and Desist" order preventing Mr. Guinness from borrowing any further monies and claiming these loans involved the sale of securities. The matter was referred by the Commissioner to the District Attorney in Marin County, California, who met with Mr. Guinness and after informing him that the County had investigated the loans thoroughly, dismissed the matter with taking any formal action. The District Attorney also advised Mr. Guinness to consult a securities attorney before making any future financial transactions. To this day Mr. Guinness has complied.

Promoters and Control Persons

See "Involvement in Certain Legal Proceedings" above.


ITEM 11. EXECUTIVE COMPENSATION

                                                                      Long-term
Name and                                  Annual Compensation        Compensation
Principal Position              Year   Salary(1)  Bonus    Awards                   Other
Lawrence Guinness              1998  $410,000(2)    --       --                        --
President and CEO              1997   $21,951       --       --                        --
                               1996  $185,682       --       --                        --

(1) The Company does not have a formal employment contract.
Compensation has been based upon annual discretionary factors such as technical advancements of the Telli
Phone products and the generation of capital. During
1996, approximately $120,000 of funds advanced were treated as compensation because there is no formal agreement requiring repayment and there is no collateral securing the funds.

(2) Includes $378,000 accrued at December 31,1998 and paid in 1999 with the issuance of 2,265,000 shares of the Company's Common Stock.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Controlling Interest

Lawrence A. Guinness is the only person who has beneficial ownership of over Five percent (5%) of the Common Stock in the
Company:

Title of     Name and Address of        Amount and Nature of       Percent
Class          Beneficial Owner         Beneficial Ownership      of Class
Common       Lawrence A. Guinness        10,615,166 shares          42.8%
             655 Redwood Highway., #111
             Mill Valley, CA 94941

Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of November 30, 1998, (i) each person or entity who is known by the Company to beneficially own five percent or more of the outstanding Common Stock of the Company, (ii) each of the Company's directors, (iii) each of the named officers, and (iv) all directors and executive officers of the company as a group. Except as noted below, the address for each such person is c/o Guinness Telli*Phone Corporation, 655 Redwood Highway, Suite 111, Mill Valley, CA 94941.

Title of     Name and Address of        Amount and Nature of       Percent
Class          Beneficial Owner         Beneficial Ownership      of Class
Common       Lawrence A. Guinness         10,615,166 shares        42.82%
             Pres., CEO, Director
             655 Redwood Hwy.,#111
             Mill Valley, CA 94941

Common       Dixie K. Tanner                 735,000 shares         2.96%
             Secretary, Director
             655 Redwood Hwy., #111
             Mill Valley, CA 94941

Common       Arthur Korn                     250,000 shares         1.00%
             CFO, Director
             655 Redwood Hwy., #111
             Mill Valley, CA 94941

Common       Richard A. Morse              1,250,000 shares         5.05%
             V.P. Engineering
             and Product Development
             3030 Bridgeway, Suite 405
             Sausalito, CA 94965

Total                                     12,850,166 shares        51.83%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Due By Lawrence A. Guinness; Dilution of Guinness'
Ownership in the Company

All of the investors who loaned funds to Guinness to invest in the Guinness Companies hold notes payable by him that are in default. Even though the Statute of Limitations has run regarding the right of the holders of these securities to rescind, Guinness intends to offer his note holders an opportunity to have all their notes payable, plus interest (totaling approximately $1.1 million) repaid, or, as an alternative, to receive Common Stock in the Company, at their option. Guinness plans to offer his personal stock in Guinness Telli*Phone Corporation to those investors who wish to receive Common Stock in the Company, thus there will be no dilution to the issued and outstanding shares of the Company. However, this will dilute Guinness' present ownership in the Company and have an impact on his control of the Company's operations. The outcome from this event and its effect on the future of the Company cannot be determined at this time. For those investors who wish to receive cash, it is the intention of Guinness to arrange financing through an investment banker. This financing may take the form of debt financing, securities financing, or a public sale of enough of Guinness' Guinness Telli*Phone Corporation shares of Common Stock to satisfy the debt to the note holders remaining.

                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a) Documents filed as part of this report:

(1) Financial Statements of the Registrant set forth under
ITEM 8 are filed as part of this report.

(2) The Financial Statement Schedule other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Information filed as part of this report from Form 8-K:

(1) No Current Reports on Form 8-K have been filed for the period covered by this report.

Pursuant to the requirements of section 12 of the securities act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUINNESS TELLI*PHONE CORPORATION
(Registrant)

Date: December 15, 1999           /S/Lawrence A. Guinness
                                  ---------------------------
                                  By: Lawrence A. Guinness
                                  Its: President

Date: December 15, 1999           /S/Arthur Korn
                                  ----------------------------
                                  By: Arthur Korn
                                  Its: Chief Financial Officer

Date: December 15, 1999           /S/Dixie K. Tanner
                                  ----------------------------
                                  By: Dixie K. Tanner
                                  Its: Secretary