Form 10-K
period 1999-12-31
GUINNESS TELLI-PHONE CORP
filed 2000-04-18
CIK 940036

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

        For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price on December 31, 1999, was approximately $17,913,116.

There is no current market for the Registrant's common stock.
The number of outstanding shares of the Registrant's Common Stock on December 31, 1999 was 24,792,243.

                                PART I


ITEM 1.  BUSINESS

(a) Overview

Guinness Telli*Phone Corporation (OTC Bulletin Board Stock Symbol "TELI"), a Nevada corporation, is the developer of an online system that gives households a fast, free, simple-to-use, local online service and the TelliPages. The TelliPages instantly delivers detailed, up-to-the-minute, local information via a personal computer or a TelliScreen connected to a telephone. The system is easier to use than an ATM.

The TelliPages is an electronic version of the printed yellow pages directory and includes detailed community news, schedules, agendas, events, and classifieds.

Unlike the Internet, which requires significant training and lots of spare time, TelliPages is accessed quickly and easily using a simple telephone keypad. Guided by numbered statements, people make choices that are instantly analyzed by the TelliPages proprietary authored indexing system. This quick simulated conversation zips you to local listings displaying current details you need. The TelliPages includes telephone business listings, retail advertising and current specials, community newsletters and notices, school agendas and reports, and classified buy and sell ads.

Our first TelliPages Directory is stationed in a computer at the Company's offices in Mill Valley, California. It is connected to the local telephone system and operates as the server for the Marin TelliPages. (The Pacific Bell Marin Yellow Pages serves approximately 100,000 households and generates $20 million in annual advertising revenues.)

We have taken the telephone yellow pages directory (a multi-billion dollar industry) and improved on it. The inexpensive TelliPages can be updated instantly, and as often as needed.

- All businesses have a free name and address listing. Connected to their free listings are TelliPages of unlimited, inexpensive space to write extensive information about their products and services.

- Advertisers can update their TelliPages at any time and at no additional cost, so information and specials will be up-to-the-minute.

- An intelligent, interactive, on-screen touch-tone indexing system allows people to target information on personal topics quickly and efficiently.

- With a TelliScreen, TelliPages are always instantly and conveniently available on a screen next to your telephone.

The TelliPages provide residents of the community with a "small town" visual communication forum for local businesses, organizations, associations, groups, and residents to distribute reviews, schedules, newsletters, and reports, and reserve or purchase tickets, food and merchandise, and distribute special discount offers and preferred commercial arrangements.

We will introduce the TelliPages to individual communities through a promotional campaign whereby people with personal computers will be able to download the free TelliPages system to their personal computers for direct access to TelliPages servers. Later we plan to distribute free TelliScreens to households in each area to establish a critical mass of users at minimal cost.

Revenues for our products will be generated initially from storage of pages of commercial advertising and community information in the TelliPages Directory at an initial minimum monthly rate of $30.00 per page, fees from special advertising screens loaded into TelliScreens for off line reference, and licensing fees from companies and organizations with online servers that wish to communicate or transact business with TelliScreen users. We plan to promote the sale of complete TelliScreen systems to businesses, associations, and government agencies to establish internal telecommunications information networks.

Our initial marketplace is householders, especially people who do not have the time or inclination to use a personal computer to exchange information through a world wide online system, and a large marketplace of individuals, businesses, and local groups whose primary interest is communicating and doing business with consumers and residents who reside within the few miles surrounding their location (a reported $72 billion market in local advertising). In the Company's opinion, TelliPages users can reference local information faster, with greater ease, and at less cost than surfing the Internet through a personal computer.

Guinness Telli*Phone Corporation, a Nevada corporation, (hereinafter referred to as "the Company") was originally incorporated on July 8, 1993 as U.S. Telli*Phone Corporation. Effective August 4, 1993, U.S. Telli*Phone acquired all of the outstanding shares of Innstar Corporation, an inactive company having no assets, in exchange for 1,551,480 shares of the Company's stock. Innstar Corporation was then merged into the Company. U.S. Telli*Phone did not receive any consideration beyond the exchange of shares. The merger was accounted for as a recapitalization and Innstar had no assets, liabilities or operations to include in the accompanying financial statements. The purpose of the merger was to acquire a company whose shares were registered with the Securities and Exchange Commission and to change its domicile to Nevada which is where U.S. Telli*Phone was incorporated.

The corporate name was changed to Guinness Telli*Phone Corporation effective on September 13, 1993. On March 15, 1994, through a series of agreements among the Company, CoNetCo, which was a California Corporation, and Lawrence A. Guinness, CoNetCo's founder and its principal shareholder, the Company, pursuant to a Reorganization in accordance to section 368 (a)(1)(b) of the Internal Revenue Code, as amended, acquired all of the issued and outstanding stock of CoNetCo in exchange for 11,041,000 shares of the common stock of the Company.

Through this acquisition, we acquired the rights to a telephone and community news and information computer software online directory (the "TelliPages Directory") and the TelliPhone, a combined telephone and computer communications product with a small screen, that has the ability of accessing the TelliPages Directory through ordinary telephone lines. The TelliPhone has the potential of replacing the standard telephone now used in virtually every household and office in the United States. Through the TelliPhone's combined digital answering machine and interactive networking access system, users will have the ability to send, receive, and store vast amounts of electronic information and transactions locally and worldwide.

Effective February 18, 1990 (as amended by the March 15, 1994 agreement), CoNetCo, then the Company's wholly-owned subsidiary, acquired from CoNetCo's major stockholder the assets of the businesses known as Guinness Productions, Inc. and Guinness Computer Television Corp. (the Guinness Companies) in exchange for 8,000,000 shares of CoNetCo stock and royalty rights. The assets acquired from the Guinness Companies consisted primarily of product development efforts performed by the Guinness Companies to further develop the TelliPhone. For accounting purposes, all costs incurred by the Guinness Companies to develop the TelliPhone were expensed in accordance with Financial Accounting Standards Board Statements No. 2, Accounting for Research and Development Costs. The assets acquired from the Guinness Companies have been valued at their historical cost basis and not current fair market value, if any, because all entities are under common control. The liabilities incurred and assumed by the Guinness Companies during its development of the TelliPhone were assumed by the shareholder of the Guinness Companies. The liabilities assumed by the Guinness Companies' shareholder total approximately $ 7.2 million, which include approximately $2.3 million of investor notes payable and related delinquent compounded interest of $3.6 million. Such liabilities were incurred by the Guinness Companies primarily during the years 1982 to 1989. Such liabilities assumed have been treated as a capital contribution and increased paid-in capital. CoNetCo and the Guinness Companies are predecessors of the Company and their activities are included in the cumulative financial data. Included in the deficit accumulated during development stage is approximately $7.2 million relating to the Guinness Companies.

(b)  The Company's Plan of Operation

Our general plan of operation beginning with the calendar year 2000 is to introduce the TelliPages to the marketplace within a single community, promote the TelliPages Directory in the marketplace and prepare for large scale production of TelliScreens.

The bulk of the effort required to bring TelliScreens to the large scale production stage will take place in parallel with the market introduction of the TelliPages accessed through personal computers.

The first TelliPages server is stationed in our administrative offices in Mill Valley, California. The computer operating as the server contains the Company's proprietary online operating system for the TelliPages Directory and over 10,000 programs that operate the indexing system for navigating the TelliPages Directory. As of August 1999, the server contained the up-to-date listings for all retail businesses and schools in Marin County. During the Fall of 1999 we added the listings for all professional businesses and services. The server is connected to the local telephone system and is fully operational.

The TelliPhone and TelliScreen proprietary operating system includes application software for the telephone and speaker phone, answering machine, address book, auto-dialer, screen graphics and text, access to the TelliPages, and engineering functions for the TelliPhone's hardware components. The TelliPhone smart card reader is installed and commercial software application programs will be developed when the product is in the marketplace.

Our engineers have designed an inexpensive computer board to eliminate many hardware components necessary for the operation of a personal computer but unnecessary for the successful operation of TelliScreens as the everyday consumer products for which they were designed. We have estimates from consultants experienced in the manufacture of computer appliances of a feasible price per TelliScreen when produced in volume. It is difficult to predict an accurate price until we learn the level of consumer response to the TelliPages to determine a feasible size for TelliScreen production runs.

We expect that there will be many methods of financing for the manufacture of TelliScreens to allow us to order large runs and reduce the cost to manufacture TelliScreens and establish TelliPages Directories in additional geographical areas throughout the United States. These will include strategic alliances with various major retailers and online service providers, franchising of TelliPages territories, the sale of TelliPages rights for hotels and resorts, and long term credit and leasing arrangements with banks and manufacturers of TelliScreen equipment.

We expect that the first community TelliPages Directory will quickly establish a significant standard for accessing important local, everyday information. Through this success we plan to install TelliPages Directory sites in communities across the United States within areas defined by the local telephone calling areas.

To this end, we have begun discussions with major financial groups that have indicated interest in financing our expansion plans.


TelliPages Directory Access Area

The TelliPages Directory Computer Station is located in Mill Valley, Marin County, California. The office is in a building adjacent to Highway 101, the main artery freeway running through Marin County servicing all its main populated areas. The building contains small businesses, medical offices and retail establishments.

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

The area of Marin to be covered by the TelliPages contains approximately 100,000 households. This represents less than 5% of the total population of the Bay Area. The median income in Marin
County is $68,768 per household.

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

Unlike the TelliPages that can be continually revised and updated, the Yellow Pages is printed only once a year. Due to its inflexible format, it does not contain much advertising from major department stores, grocery stores, recreation departments (clubs, community centers, etc.), real estate brokers, airlines, ground transportation agencies, movie and live theaters, government agencies, consumer agencies, or service bureaus.

The Yellow Pages does not allow for advertising from individuals such as tutors of academic studies or sports, house cleaners and maintenance, entertainers (for parties, etc.), local rentals (tools, sports equipment), and second hand items (books, clothes, etc.).

Individuals cannot distribute controlled advertising to generate part-time extra income through arts, crafts, and hobbies. Through the TelliPages people could offer sewing, baking, maintenance, video production, and word processing. Collectors of baseball cards to antiques could trade and barter.

Corporate Marketing Plan

The potential advantage of the TelliPages is that retail outlets can communicate with households near their place of business to encourage them to stop by. TelliPages offer advertisers the opportunity to issue a variety of specials and discounts on a day-to-day basis to target individual buying patterns. In this way they can attract a large audience of local customers over a long period of time to maintain a constant flow of business.

The initial success of the TelliPages is dependent on the the number of households with personal computers and ultimately on our ability to supply TelliScreens to a great number of homes in a concentrated area within a very short period of time. We believe that our ultimate success to secure advertising revenues will be dependent upon our ability to assure advertisers that a concentrated mass of householders near their places of business will have access to their promotional pages and use the TelliPages Directory on an ongoing basis. In this way we will be able to encourage advertisers to move their advertising dollars from the yellow pages to the TelliPages.

Within each area where a TelliPages Directory is to be established, we will select an affluent community with a concentration of population around a large retail center. After establishing a TelliPages Directory that can be accessed directly from personal computers, we intend to make CDs available to businesses and community groups to deliver to their customers or members for the purpose of maintaining a line of communication with their customers or members. Later, we intend to deliver TelliScreens free of charge to the homes of families with school age children.

To encourage parents to accept free TelliScreens in their homes and use the TelliPages we plan to maintain an up-to-date school directory with daily classroom homework assignments, teacher's notes, school news, and district information.

TelliPages operators who work with retail establishments in the area will be assigned individual schools where they will organize and maintain procedures for securing data and entering it in the appropriate sections of the TelliPages Directory school news section in a timely manner. In the high schools, students wanting a part-time job may be hired to assist the TelliPages operators.

Through this campaign, local retail establishments can promote the fact that they are supporting their local schools through the TelliPages. Conversely, parents will be encouraged to patronize those retail establishments that advertise in the TelliPages.


 Building Directory Listings

We will hire TelliPages operators and supply them with TelliPages terminals to enter information onto the TelliPages similar to the method the yellow pages uses to update their information once a year. Many of these operators will work from their homes. We plan to concentrate on hiring people with children who will appreciate the opportunity to work from home.

TelliPages operators will be assigned a specific set of commercial accounts in their area that they will call on a regular basis to:

- inform their assigned businesses, groups, and associations of the advantages of listing in the TelliPages Directory and encouraging them to list in the TelliPages

- assist advertisers by entering their information under their listing in the TelliPages

- help advertisers to keep their information current by editing their TelliPages or by modifying their listing categories

- inform advertisers of new ideas that they may incorporate in their listings to increase their business or new programming systems that we may develop from time to time to improve their consumer communications


Company Sponsored Advertising

We plan to send advertising packages to all businesses in the area served by the TelliPages. The package will provide them with information on the TelliPages and the TelliScreen. It will announce that TelliScreens are being introduced into their area and that many affluent consumers, located near their place of business, will have access to TelliScreens and the TelliPages Directory.

They will be informed that a listing of the name of their establishment, the address, and telephone number already appears in the TelliPages Directory along with those of their competitors under the appropriate categories. The package will include a return postage paid TelliPages Data Listing Card for them to create one TelliPage of information that they would like to see available to consumers under their listing in the TelliPages Directory. They will be offered one free listing of one advertising TelliPage of information "on approval" for a period of 30 days to give them a chance to evaluate the TelliPages as an advertising medium.

To support this mailing program, we will purchase significant advertising space in the local newspapers to promote the fact that "TelliPages are here" and that TelliPages CDs are available to households and businesses in the area with PCs and that TelliScreens are to follow. The purpose of the advertising program will be to encourage support for the TelliPages throughout the community, make merchants aware of the marketplace available to them to encourage them to return their TelliPages Data Listing Cards as soon as possible, and to evaluate the response to the TelliPages from people and businesses in the adjoining areas where

TelliScreens have not yet been distributed to households ("market research to evaluate and determine future budgeting for advertising, promotion, and the production of TelliScreens").

Free Newspaper and Magazine Articles

Human interest stories and TelliPages background articles will be prepared by us and sent to the local newspaper, magazine, radio, and television stations. Some of the articles to be written or subjects to be promoted are:

a)    TelliPages, the local schools, and funding for education

b)   TelliPages vs. the old yellow pages

c) TelliScreens and their use by government and local politicians

d) TelliPages and their importance to community groups and associations

e) ideas from people and businesses in the community on how they are using the TelliPages.

Workshops, Sales Demonstrations, and Seminars

Members of our marketing staff will work with local clubs, associations, and community groups to conduct workshops and demonstrations in the geographic area served by the TelliPages.
The purpose is to demonstrate the TelliPages and later the TelliScreen to business and professional members of the community and inform them of the advantages provided everyone by communicating through the TelliPages.

The marketing staff will encourage these people to work with the local TelliPages operators to help them understand how the TelliPages are used in the community, how to use TelliPages to their benefit, and how easy it is to create and update TelliPages of information. In addition, the marketing staff will assist advertisers in using the media to draw people's attention to their TelliPages listings.

Members of local groups, associations, and organizations will be invited to attend seminars in our offices to learn the many functions of TelliScreens and the TelliPages and how to promote their use through their network of members to reduce their costs, simplify their operations, and generate income. People attending these seminars will be invited to take a TelliScreen home and test it with members of their household.

We believe that a cooperative marketing effort among many people, businesses, and organizations who agree to use the TelliPages to broadcast information will encourage the growth of the TelliPages into other communities. Through advertising and articles in the local media, the information available through the TelliPages will be highlighted by those who have created it.

TelliScreen User Smart Cards

As the success of TelliPages builds, we intend to issue TelliScreen and plastic TelliScreen smart cards ("TelliCards") to TelliPages users for a monthly fee. Businesses in the community will be encouraged to offer special discounts to TelliScreen users who show their cards at the time of purchase. These offers may not be advertised or made available through any other medium. As a result, businesses will be able to determine the return they are experiencing from the use of the TelliPages.

The First TelliPages Operation

We will introduce CDs and then TelliScreens to the marketplace in a single local community in cooperation with local businesses, groups, and associations. During the initial stage of the product's introduction we will debug its systems, modify any design flaws to insure that the products meet the needs of the marketplace, and establish verification of our Business. We expect that:

a) The TelliPages can be distributed successfully and families will come to rely on it as their primary source of school news and student information.

b) People will come to rely on the TelliPages as their local telephone book.

c) The TelliPages will grow within the community primarily through promotion and support from local businesses and community groups who will use them for their own benefit.

d) People will come to rely on TelliScreens as the new home communications appliance to replace their telephone yellow pages book.

e) Major information providers will demonstrate their confidence that TelliScreens will allow them to expand their marketplace beyond users of personal computers by purchasing TelliScreen licensing contracts to reach TelliPages users.

f) The TelliPages Directory will operate successfully and profitably as a small business within a single community.

Product Distribution

The initial success of each TelliPages Directory will be our ability to create a critical mass of users in a community within a short period of time. Our goal will be to deliver a TelliScreen to the home of every family with school age children within a nucleus of the area served by a TelliPages Directory. Each TelliPages area will be comprised of approximately 5 different districts called "TelliPages Access Units".

We plan to offer school districts encompassing the most affluent TelliPages Access Unit in each TelliPages area a plan whereby they can generate funds for school projects. A Company representative will conduct a workshop at meetings of the P.T.A., and meetings of other parent groups responsible for raising funds for schools in the district. At these meetings, parents will be shown the TelliScreen and the TelliPages including the school news and information directory. We will work with school representatives to establish a group of parent volunteers to help enter school district information and class news in the school news section of the TelliPages.

A Company marketing representative will conduct teacher workshops at every school within the school district to familiarize teachers with the TelliScreen, the TelliPages and the process by which funds will be generated for the school district. A TelliScreen will be left in the school office or teachers lounge for teachers to operate and discover ways they can use the school news and information section of the TelliPages Directory. By allowing the teachers this hands-on experience, they will become familiar with the school directory section of the TelliPages.


DEL MAR SCHOOL            435-1468
105 Avenida Miraflores    Tiburon, CA 94920

1.    SCHOOL BULLETIN

2.   GRADE and CLASS NEWS

3.   EVENTS and MEETINGS

4.   P.T.A. DIRECTORY and NEWS

5.   GENERAL INFORMATION and RULES

6.   YOUR CHILD (Confidential)

7.   LEAVE A MESSAGE FOR A TEACHER

  TYPE a NUMBER - then PRESS the SEND key.

Necessity to Raise Additional Capital

It is our opinion that it will be necessary to raise additional funds to meet the expenditures required for operating our business. We have been in the development stage since inception and have no history of revenues. Realization of our objectives is dependent upon our ability to pay our obligations, raise additional capital and introduce our products to the marketplace to establish the success of future operations. The success of the products in the marketplace, and our ability to continue as a going concern cannot be determined at this time. The report of the independent Certified Public Accountant expresses substantial doubt about our ability to continue as a going concern.

We currently require funds for:

-   Office Rent and General Office Expense
-   Administrative Salaries (CEO, CFO, and Secretary)
-   Product Development Salaries (Engineer, Editors, and
      Programmers)
-   Ongoing TelliScreen Engineering Expense
-   Ongoing Data Base Software Programming Expense
-   Capital Purchases:
-   Central Computers for TelliPages Directory
-   CDs  and TelliScreen Production Models for Market
         Introduction
-   Marketing Expense
-   Legal and Audit Expense

We are using and will continue to use a variety of means to raise the required capital, including the sale of Common or Preferred
Stock or debt instruments and the right to receive a percentage of the income from TelliPages advertising revenues.


Research and Development to be Performed

We have no plans for the establishment of any significant new research projects during the year 2000. Additional programming development of a cosmetic nature is required to maintain the TelliPages for use by the public.

In addition to entering TelliPages of advertising and information for various groups in Marin County under their listings in the TelliPages, our editors will modify the TelliPages indexing system as the product expands in the marketplace.

TelliScreens will use the latest technology. With continual software upgrading through automatic downloads from TelliPages servers while users are online, TelliScreen technology and the TelliPages system should remain constantly up-to-date and ahead of other technology.


Anticipated Material Acquisition of Plant and Equipment

We do not plan to set up any manufacturing facilities of our own.
Therefore, we will not be making any material acquisition of plant and equipment within the next fiscal year of operations.

Approximately 80% of the capital required to establish a TelliPages Directory within a limited geographical area for the market introduction will be used to set up and purchase TelliScreens and the central server to store the TelliPages Directory. We believe that there will be no market for this equipment other than for our use to operate the TelliPages.

Following the market introduction, we believe that over 60% of the capital required to maintain a TelliPages Directory within a specific geographical area and increase the number of TelliPages users and advertisers in that area will be used for the purchase of TelliScreens, and other computer equipment.


Anticipated Material Changes in Number of Employees

We presently employ nineteen people, five in administration and finance, seven in programming, research and product development, four in marketing, two in website development and one in technical maintenance. Within the first six months of 2000 we plan to hire additional employees, in engineering, technology, software engineering, programming, marketing, and an online licensing director, an advertising and sales director, plus several administrative assistants.


Material Areas Peculiar to Registrant's Business

We are not aware of any areas of our business that are not similar to the publishing and distribution of interactive information through the telephone network.


(c)  Financial Information About Industry Segments

   Our business is focused in one industry segment.


(d) Narrative Description of Business

TelliPages Products and Services

The TelliPages Directory System

We believe that TelliScreen hardware and TelliPages software navigational tools and services are uniquely positioned to capitalize on the shortcomings of the Internet as an advertising medium, a system that requires people to be computer literate, and a system where participation requires a substantial investment into computer equipment and software.

We believe that by supplying consumers with access to media properties focused on local interest areas, local demographic groups, and community geographical areas, we can provide advertisers with a greater ability to target their advertising messages to relevant audiences.

The TelliPages Directory

The TelliPages is a library of information stored in a computer maintained by us and located in the community being served. We have programmed an intelligent, interactive indexing system into the TelliPages establishing categories where information can be entered by businesses, groups, and associations within the community. These authors can update their information at any time directly from a TelliScreen or by calling a TelliPages operator.

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

THE TELLIPAGES DIRECTORY

1.   THE TELLIPAGES GUIDELINE
       Information on Commercial Products and Services

2.   THE COMMUNITY ONLINE
       Information and News from Community Organizations

3.   THE TELLIPAGES BUY AND SELL
        Items for Sale from TelliPages Users

The intelligence of the authored TelliPages programming system is unique compared to the operation of other online systems. The brain of the TelliPages server is made up of individual programmed concept cells. Each cell contains a complete software program developed by an author experienced in the subject matter being presented and edited by an editor experienced in the

Guinness Tri-Stage Learning Systems programming techniques. The cells are linked and work together to help users find pages of information on specific topics.

Users respond to pages of information displayed on the TelliScreen. The cell programs evaluate the thought processes indicated by each response and display additional pages of information. These pages may be further questions for clarification, a list of options, a presentation of ideas for a greater perspective of the options that may be explored within a particular subject, or a page of information about the subject.

The TelliPages are divided into three main categories. Each category has been separated into many subjects and each subject has been dissected into multi-level topics. The TelliPages software system contains over 10,000 connecting subject and topic programmed cells resulting in a system with a high level of intelligence that allows people to simply "talk" to the TelliScreen to locate what they want. At the present time, using a telephone keypad, users enter numbers corresponding to their choices from the options displayed on the screen.

GUIDELINE (free access) - Listings of all retail businesses and service vendors in the area connected to various subject categories and linked to a page where they can write information about their location, products, services, and special offers. Advertisers may enter, update, or change their information at any time through a TelliScreen or by calling a TelliPages operator.

COMMUNITY NEWS AND INFORMATION (free access) - A library of information for local government and service organizations to list their services, meetings, special events, educational information, and programs offered.

BUYLINE (free access and listings) - A two line entry for users to list buy and sell merchandise, garage sales, and other items or services. TelliPages linked to their listings are available for a minimum of $30 per month to display additional information. Information may be entered, changed, or updated in the pages by users at any time for no additional charge.

Authors, businesses, groups, associations and users with listings are assigned coded pages within the topic cells linked to their listings. For a minimum of $30 per page per month they can store and enter details about their ideas, products, or services. Through a TelliPages Authoring Subscription people can write, edit, and update their information at any time on a TelliScreen, or a personal computer with a modem, using the Company's Telli authoring and programming system. At the push of a button, their pages of information are sent to the TelliPages server via telephone lines where they are automatically placed in the appropriate sections of the TelliPages Directory. Since each topic cell has the potential of containing pages of information from many sources, users have the opportunity of analyzing specific topics from a variety of angles.

The TelliPages are maintained by us in a central computer, connected to the local telephone system, and located in the community served by the TelliPages listings. The central computer is designed to support over 64 telephone line connections and each telephone line supports one TelliScreen. It is expected that each server will service at least 1,500
TelliPages users due to the fact that not all users will be communicating with the server at the same time.

We have not conducted a test of the ability of the server to support a large number of users accessing the TelliPages at the same time. There is no assurance that the software in the server will be successful in accommodating a large number of users. It may be necessary for us to purchase additional central computers to reduce the number of users accessing a single computer at one time. This may result in a substantial increase in the amount of working capital necessary to operate a community server and provide adequate service for users of the TelliPages.

The TelliScreen

The TelliScreen is an LCD screen with a telephone keypad. Inside the case is a high powered personal computer with a modem.
People operate the TelliScreen by pressing keys on the TelliScreen's telephone keypad. They are guided by instructions that are displayed on the TelliScreen.

The internal operations of the TelliScreen are controlled by proprietary software developed by us. The software which controls the operation of the TelliScreen can be accessed only by a TelliPages central computer. To access a central computer the telephone number for the computer must be entered into the TelliScreen's automatic dialing system from a TelliPages server. In this way we will be able to assess licensing fees and transaction fees for the use of TelliScreens for anything other than accessing the TelliPages.

        TelliScreen Internal Hardware Components

Present TelliScreen models include the following essential components:

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

The TelliPages Central Computers (the "Servers")

The TelliPages Directory is stored in a computer that resides in our offices in Mill Valley, California. The central computer functions through a proprietary operating system that contains a simple software mapping structure.

TelliPages Authoring and Programming Language

The TelliPages Directory contains display pages of information written by editors trained in Guinness Tri-Stage Learning Systems. The pages of information are composed from a small strategic set of questions that the editors feel are important in determining the mind set of the users viewing the display. TelliPages users read the information on the screen and press keys on the telephone keypad to indicate decisions that they have made about the information displayed, thus supplying answers to the editor's questions.

Each page of information may solicit more answers for clarification, display additional material to help users focus on the issues most important to them, or present the information that will meet their needs.

Guinness Telli*Phone Corporation does not want an editorial staff limited by their engineering skills in computer programming. Therefore, we have written a software authoring program that allows anyone without any programming experience to create pages of information. Our authoring and display programming system is called TELLI.

TELLI is a central application computer software program that establishes the guidelines for writing TelliPages Directory programs and the pages of information that represent the content of the TelliPages.

The TELLI Authoring Program has two significant parts.

                TELLI Directional Software

Using ordinary English and a few simple codes, TelliPages Editors can design TELLI Directional Programs for users. Each TELLI Directional Program displays one page of information and contains the parameters for evaluating each user's response to determine the next page of information to be displayed.

                  TELLI Display Software

The TELLI Display Software allows display screen editors to create pages of information as easily as typing a page on an ordinary typewriter. What appears on the TelliPages Editor's terminal screen is exactly what will appear on the user's screen.

Special TELLI formatting codes and graphics codes are available for authors who want to create more sophisticated pages of information. These special codes may be entered into the page by pressing specially marked keys on a TelliScreen remote control keyboard.

The TelliPages Security Program

We have written a security software program that prohibits TelliPages users from entering or changing information in the TelliPages Directory without receiving prior authorization. Each user's account file contains details about a user's privileges in using the TelliPages that is linked to the TelliPages tracking code. Every time users send information to the TelliPages, the central computer checks his or her account to determine whether or not they are authorized to proceed.

                TelliScreen Installation

The TelliScreen, like a fax machine, plugs into an ordinary telephone outlet and operates through existing telephone lines without any additional telecommunication device or installation charges from the local telephone company.


Status of Product

A TelliPages Directory presently resides in central servers located at our business office. Only a few directory listings have accompanying pages of advertising. These pages were created for demonstration and testing purposes. Presently we believe we have entered enough listings in the TelliPages to make it a profitable product in Marin County.

Beginning in April 2000, we plan to send a mailing to all businesses within the Marin County area telling them that they are listed in the TelliPages and encouraging them to create pages of information about their products and services tied to their listings. Through a telemarketing program, TelliPages operators will assist them in creating their first TelliPages information pages.

We are in the process of establishing strategic alliances with manufacturers of hardware products to manufacture TelliScreens on our behalf.

Management must emphasize that we have not developed TelliScreens as products to generate profits in themselves. We view TelliScreens as vehicles to distribute the TelliPages and promote our software products. We anticipate that there will be enough local TelliPages advertising revenues to enable us to supply customers with TelliScreens, free of charge, for as long as they are users of the TelliPages.

We have received estimates from consultants experienced in the manufacture of consumer computer products of a feasible price per TelliScreen for full production. It is difficult to predict an accurate price until we learn from its introduction into the marketplace the level of consumer response to the TelliPages to determine the size of runs that are most feasible. If our product is very successful then there will be available to us many methods of financing the manufacture of TelliScreens that will allow us to order larger runs and further reduce manufacturing costs.

We recently introduced the Marin County TelliPages to the marketplace through a demonstration program that can be downloaded from our website at telli.com. A major marketing effort to sell advertising pages in the TelliPages will occur in parallel with the distribution of CDs and the advertising campaign. Delivery of TelliScreens will start in the fall of 2000.

Sometime before the end of 2000 we expect to have signed a contract with at least one major corporation to license
TelliPages technology to communicate with TelliPages users through TelliScreens from their own server.


Sources and Availability of Raw Materials

We do not plan to manufacture TelliScreens ourselves, nor do we have any significant expertise in this area. However, TelliScreens will be manufactured from the same materials used to manufacture personal computers and telephones. We are not aware of any problem that exists at the present time or that is projected to occur within the near future that will materially affect the source and availability of raw materials for the manufacture and supply of personal computers and telecommunications equipment.

It is expected that the TelliPages will have a significant impact on the use and production of the yellow pages telephone book that may reduce the need for paper to protect our trees.


Patents, Trademarks, Licenses, Franchises and Concessions

Our success and ability to compete in the marketplace is dependent in part upon our proprietary technology. Principally, we are a publisher of information and therefore rely on trade secret and copyright laws of the United States and worldwide to protect our content, authoring systems, and programming technology. To distribute our works we will purchase existing hardware technology from computer hardware developers and manufacturers.

We will file an application with U.S.  Patent and Trademark
Office when the product is being introduced to the marketplace.
With the product in the marketplace, we anticipate being successful with the application.

We do not presently hold any patents, trademarks, licenses, franchises, or concessions. We do not feel that any patents or trademarks, other than the above, we may hold or may apply for in the future will affect materially our ability to create information or distribute that information to the marketplace.
We feel that the success of our business is dependent on the kind of information we distribute and not the technology used to distribute it. We believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are more essential to establishing and maintaining a technology leadership position.

There can be no assurance that others will not develop technologies that are similar or superior to our technology. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. We generally enter into confidentiality or license agreements with our employees, consultants, and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or content or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products or content is difficult. There can be no assurance that the steps taken by us will prevent misappropriation of our technology or content or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement, invalidity, or liability. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results, or financial condition.

Except for acquiring a local business license in areas where it plans to establish a TelliPages Directory, we are not, at this time, subject to any federal, state, or local licensing requirements or regulations.


Seasonal Business

We feel that directories of information are so diverse that the use of them to provide information or to acquire information is generally not seasonal except for fluctuations during vacation and holiday periods. We will be providing consumers with access to information from the TelliPages and will sell space in the TelliPages Directory to businesses and organizations to advertise their products and services. While there may be an increase in advertising revenues leading up to the holiday season in December, we do not expect any increase to materially effect our flow of income or play any role in any change in our profits.


Significant Working Capital Required, Critical Mass of Users

Our business requires us to purchase a significant amount of equipment and then to attempt to generate income from its use on a month to month basis. We will need significant revenues from paid advertising in the TelliPages to support our capital expenditures. To generate significant income from businesses and organizations wishing to advertise in the TelliPages, we must distribute enough TelliScreens to create a critical mass of users within the area the TelliPages Directory is intended to serve.
No one can guess how many users will be required to obtain that critical mass, or the amount of equipment, including TelliScreens, that will have to be purchased and distributed to create this critical mass of users.

We have developed specific plans in an attempt to reduce the size of the critical mass of users that will be required to generate enough income from advertisers in the TelliPages Directory to maintain its operations. These strategies are:

- Limiting the marketplace to a confined area (a small community) where the critical mass of users needed to generate income will be minimal, the flow of word of mouth advertising will be maximum, and where there will be a number of businesses that primarily serve households close to their establishments.

- Entering the name and address of every business within the geographic area to be served by the TelliPages Directory to provide a product that will have limited but immediate use.

- Offering free pages of advertising in the TelliPages to businesses operating within the area to be served by the TelliPages Directory, for the first few months of operations to immediately begin building the TelliPages and giving users the opportunity to compare the effectiveness of the TelliPages to traditional directories.

- Delivering a number of free TelliScreens to selected homes with high income families within the area to be served to create a minimum mass of preferred customers for potential advertisers.

Dependence on a Critical Mass of Users

Our business will not be successful until enough advertising revenues are generated to cover our monthly expenses. If we are not able to reach a critical mass of users, significant enough to attract enough businesses to advertise in the TelliPages we will sustain substantial losses and may not be able to attract any additional capital to expand our user base and reach the necessary critical mass of users.

Backlog Orders

We have not yet gone to the marketplace with our product and therefore have no backlog orders of any kind.

Government Regulation

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access or conduct commerce on the Internet or for access through an online service or to establish an online service. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet and online services in general, covering issues such as user privacy, pricing, and characteristics and quality of products, services, and content. For example, the adoption of any laws or regulations that would prohibit distribution of obscene, lascivious, or indecent communications on the Internet may cause us to limit the scope of our products and services in the marketplace and increase our cost of doing business or otherwise have an adverse effect on our business, operating results, or financial condition. Moreover, the applicability to the Internet, other online services, the TelliPages Directory, and the TelliScreen of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain.

Competition

We plan to distribute TelliScreens to users to encourage them to enhance their existing telephones with TelliScreens. Users will be able to keep their TelliScreens free of charge for as long as they remain users of the TelliPages and we are able to generate enough revenues from paid advertising in the TelliPages to support our monthly operations. At this time we see no competition from computer hardware and telecommunications equipment manufacturers and vendors.

Although we have targeted online community information, local directory services, and telecommunications products for consumers who are not computer literate, other companies offer products similar to our software and publishing products and target the same customers we do. We believe our ability to compete depends on many factors within and outside its control, including the timing and market acceptance of the products developed by us and our competitors, performance, price, reliability, and customer service and support.

The marketplace for online products and services is highly competitive and competition is expected to continue to increase significantly. In addition, we expect the market for online advertising, to the extent it develops, to be intensely competitive. There are no substantial barriers to entry, and we expect that competition will continue to intensify. Although we believe that the diverse segments of the online market will provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments.

We compete with other providers of online navigational tools, products, and services, including directory and Web server review services and search engine services. Many companies offer competitive products or services addressing certain of our target markets, including online companies like America Online/Netscape, CBS' Switchboard and the French Minitel; suppliers of Internet products and services such as Microsoft and Yahoo; the Regional Bell Operating Companies offering Yellow Pages and telecommunication products and services like voice mail and caller identification; MCI and other companies offering Internet connections; Cisco with its new cable modem which allows home users to plug a telephone directly into the Internet; newspaper publishing companies offering local and classified advertising including, in many cases, telecommunication and online community information and news; printers, distributors, agencies, and clubs offering or managing retail discount coupons and redemption certificates and awards.

In addition, entities that sponsor or maintain high-traffic Web sites and manufacturers of telecommunications and computer equipment could develop or acquire simple search and navigation functions that would produce simple computerized information products and services that compete with those offered by us.

Many of our competitors are substantially larger than us and have significantly greater financial, technical, and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products than we can. It is also possible that new competitors may emerge and acquire significant market share to the extent that smaller providers of online tools, services, or products may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft, AOL/Netscape, Regional Bell Operating Companies, and long distance telecommunications companies like AT&T, MCI, and Sprint. Possible new competitors include large foreign corporations, major telecommunications companies, and other entities with substantial resources.

The most significant market where we compete is in the area of telephone directories. The TelliPages will compete primarily with the local Telephone Company Yellow Pages directory in areas where we establish a TelliPages Directory central server. Specifically, we may be competing for advertising dollars. Even though the local Telephone Companies are regulated by the State Public Utilities Commissions, they have, unlike us, major financial resources available to them. If the Yellow Pages publishers see the TelliPages as a major threat to their profits, it is possible that they would use their resources to attempt to eliminate competition from the TelliPages Directory. How the Telephone Companies would attempt to eliminate competition from the TelliPages is not clear at this time.

Since 1983 many major organizations have spent hundreds of millions of dollars in an attempt to establish an interactive telecommunications service for the home. Most of the methods tried have involved an attempt to encourage consumers to attach a videotex telecommunications/terminal box to their television sets for people to access interactive listings and directories through their televisions. These systems are no longer in use due to lack of customer interest.

More recently, some organizations with significant financial resources have made similar attempts at establishing an interactive service in the home through the television set by encouraging consumers to attach cablevision/terminal boxes to their television sets such as AT&T's @home service. WebTV Networks introduced the first mass-market information appliance in 1996, a little black box attached to the TV which connects to the World Wide Web and to e-mail. The second generation appliance, WebTV Plus has several new features and provides an electronic TV listing in addition to the features of the earlier model. These terminals are connected to outside fiber optic cable systems and are promoted principally as a means of receiving home movies on demand. These services are available only to a limited marketplace and it is too soon to project how much consumers will utilize the service or be willing to pay for it. As reported in the Wall Street Journal, 2/27/98, Microsoft has supported this entertainment format with its $425 million acquisition of WebTV Networks Inc. and its $1 billion investment in Comcast Corp.

Some organizations have attempted to offer consumer oriented interactive directory services to the householder through personal computers. It has been reported that $1 billion has been invested into the Prodigy service, with about 2.3 million subscribers, which has yet to show a significant profit. As reported in the Interactive Services Report, Prodigy ran an ad campaign that was targeted to those who were frustrated with experiences using the Internet and to encourage people to use Prodigy as an alternative to America Online, with its approximately 18 million subscribers, which is currently the most popular and profitable of the consumer oriented computer networks in spite of occasional access problems. Now, with the recent addition of Netscape, AOL reaches about 75% of all Internet users. Attempts have also been made by financial organizations to offer home banking services through a telephone which includes a computer processor, a modem, and a digital video screen.

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

Also competing online for the potentially huge market of "local" advertising dollars will be CitySearch, funded by AT&T and Compaq Computer Corp. which has expanded its menu of information in the community, government and local news categories. It now features multimedia sites with volunteer, nonprofit and government
Infosites.   Microsoft now has a plan to unite its consumer
software offerings with its World Wide Web services in an effort to establish Windows as the standard platform for a new generation of Web based services. It is focusing on a free World Wide Web version of MSN and services and tools that will help people do everyday things with offerings including Expedia for travel, Carpoint for autos, MSNBC for news and a streamlined Sidewalk. Slate, Microsoft's online magazine on politics and culture, plans to eliminate the annual fee on the belief that it's going to be easier to sell ads than subscriptions.

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

Popular portal site Yahoo, partnering with Online Anywhere, is entering the emerging market of wireless handheld devices and Internet appliances. Yahoo will join with PageNet to deliver its content to pagers and with 3Com for service to its Palm Pilots.

All of these services could be accessible to TelliPages users through TelliScreens once TelliScreens are distributed in the marketplace and if the pricing makes access practicable. All basically promise the same thing; movie reviews, restaurant listings and reservation capabilities plus community and school information, area maps and travel information.

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

Uniden America and Intelidata Technologies screen phones connect to the Internet, but to date display only plain text. Nokia's wireless phone allows users to check e-mail and download bits of data from the Web. AOL has announced making content available on screen phones, rumored to be the French Minitel version. The market research firm IDC expects that sales of such Internet phone units will grow from 333,000 to 1.5 million in 1999, and to
4.5 million by 2001. Various sources, including Probe, a US research company, project a 9.5 million penetration level of smart phones in the US by the year 2000. Smart phones and Internet phones should appeal to the more than 50 percent of homes that do not have a PC. The US Electronic Industries Association reports that 95 percent of households have a telephone, with 2.4 phones the average per household.

There is no assurance that we can compete successfully for advertising dollars with other local media, the community newspapers, radio, and T.V., or that we can compete with current and future sources of competition or that the competitive pressures faced by us will not have a material adverse effect on our business, results of operations and financial condition.

We cannot make any assurances that we will be able to obtain financing to take our products to the marketplace in a profitable manner, or that if our products receive favorable acceptance by the general consumer public, that we will have the resources to sustain ourselves while competing with major organizations with similar goals. We can provide no assurance that we can protect ourselves from providing potential competitors additional information from our business plan that will assist them in determining ways to make their present products successful in the marketplace. In addition, there can be no assurance that we will not experience difficulties that could delay or prevent the successful introduction and marketing of our products or that they will meet the requirements of the marketplace and achieve market acceptance. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results and financial condition.


Research and Development

Our current development efforts are focused on product enhancements. We believe that our software and our software and engineering development team represent a significant competitive advantage for us. Our ability to attract and retain highly qualified employees will be the principal determinant of our success in maintaining technological leadership it our field. We intend to have a policy of using equity-based compensation programs to reward and motivate significant contributors among our employees. We determined that, effective December 31, 1994, all significant research and development had been completed regarding the development of the TelliPhone.

In the last three fiscal years we have spent and accrued approximately the following amounts on company-sponsored product development activities determined in accordance with generally accepted accounting principles. The entire amounts were spent and accrued on activities relating to the enhancement of software for our new products, the TelliScreen and the TelliPhone.

1997    $    nil
1998    $    30,234
1999    $    65,880

We, including any of our predecessors, have not, during each of the three fiscal years immediately prior to the filing of this annual report, received any revenues from operations.

There can be no assurance that we will be successful in getting the marketplace to accept our products or that we will generate any significant income from the use of our products in the marketplace. There can be no assurance that we will be successful in developing and marketing new software and hardware products and enhancements that meet changing customer needs and in responding to such technological changes or evolving industry standards.

In addition, there can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of new products and enhancements, or that our new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Further, because we have not yet commenced shipment of our products, there can be no assurance that, despite testing by us and by potential customers, errors will not be found in our products, or, if discovered, successfully corrected in a timely manner. If we are unable to develop on a timely basis new software products, enhancements to existing products, or error corrections, or if such new products or enhancements do not achieve market acceptance, our business, operating results, and financial condition will be materially adversely affected.


Environmental Impacts

We do not plan to manufacture the hardware necessary to distribute our products and will use existing telecommunications services to communicate with our users. We do not feel that we are affected by any rules which have been enacted or adopted regulating the discharge of material into the environment. On the contrary, we feel that our system may reduce the number of trees cut down every year to supply the paper industry.


Employees and Management of Growth

We have nineteen full time employees, including five in administration and finance, seven in research and product development, four in marketing, two in website operations and one in technical maintenance. We plan to hire additional employees, in hardware engineering, software engineering, technical maintenance, marketing, and in advertising sales and listings.

Our future success is substantially dependent on the performance of our senior management, key technical personnel, and marketing and sales team and our continuing ability to attract and retain highly qualified technical, managerial, marketing, and sales personnel. Competition for such personnel is intense and there can be no assurance that we will be able to retain our key managerial personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

We intend to establish TelliPages Directories in other geographic locations, which will create additional operational and management complexities, including the need for continual updating and maintenance of directory listings. There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures, or controls will be adequate to support our operations, or that management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and media properties. Any inability to manage growth, if any, effectively could have a material adverse effect on our business, operating results, and financial condition.


(e) Financial Information About Foreign and Domestic Operations and Export Sales

We have had no history of operating revenues, domestic or foreign. In addition, we will not be conducting any business that would generate foreign sales in the foreseeable future.

Revenues from Prior Operations

We, including any of our predecessors, have not, during each of the three fiscal years immediately prior to the filing of this annual report, received any revenues from operations.

(f)  Factors Affecting Company's Business Operating Results and
     Financial Condition

We have not commenced operations, generated any advertising revenues from the TelliPages, nor have we shipped any TelliScreens. There is no assurance of public acceptance or that our operations or commercialization strategies will be successful. Our operating losses and accumulated deficit are significant and our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets. To address these risks and grow, we must respond to competition, attract and retain qualified personnel, successfully execute our advertising sales strategy, and continue to upgrade our technologies and commercialize our products and services. We need reliable sources of equipment, and to be able to respond positively to third party actions and government regulations. There can be no assurance that the Company will be successful in addressing such risks. The report of the independent Certified Public Accountant expresses substantial doubt about the Company's ability to continue as a going concern.

As of December 31, 1999, the Company and our predecessors had an accumulated deficit of $12,142,363 with current liabilities of $1,547,386. We expect to significantly increase our operating expenses in sales, marketing and product development.

Future operating results may fluctuate as a result of a variety of factors, including number of TelliPages users, TelliScreens, level of usage, demand for advertising, amount and timing of expenditures relating to our operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of TelliScreens or accessing the TelliPages through the telephone system or other media properties developed by the Company, general economic conditions and economic conditions specific to the TelliPages and online media.

Our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."


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

 Public Market

Our Common Stock became listed on the NASD OTC Bulletin Board under the symbol "TELI" in 1997. There can be no assurance that a long term active public market for the Common Stock will develop or be sustained.


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


Notes Payable; Royalty Agreements

There are 17 individuals who advanced cash to the Company in exchange for royalty rights (the "Royalty Holders"). Under the agreement, the Company will pay royalties aggregating 2.267% of the manufacturer's actual net price for which each TelliPhone device is sold.

As part of CoNetCo's acquisition of Guinness Production, Inc., Guinness Computer Television Corporation (the "Guinness Companies"), in the Agreement dated February 18, 1990, CoNetCo also acquired all of the concepts previously developed by Lawrence A. Guinness ("Guinness") in both Canada and the United States. Part of the consideration for the acquisition of Guinness' rights in the United States and Canada to the theoretical models of the TelliPhone and the TelliPages Directory, as well as all of Guinness' rights to the products previously developed by the Guinness Companies, was the issuance to Guinness of Common Stock in CoNetCo and a continuing royalty of 5% of all revenues generated by CoNetCo or any of its subsidiaries.


ITEM 2.  PROPERTIES

The Company currently occupies and has a three year lease on approximately 2000 square feet of space located in Mill Valley, California, where it maintains its administrative offices and TelliPages servers. In addition, the Company currently occupies approximately 400 square feet of space in Sausalito, California, approximately two miles from its administrative offices and server, where it maintains its engineering, research, and product development facilities. This space is leased on a month to month basis and is sufficient to meet the current requirements of the Company and the business which it conducts. All production of the final product will, in the near future, be sub-contracted to other manufacturers and suppliers.

The Company will be required to expand when operations commence.
There is adequate space for expansion in Marin County, California, the area in which the Company is currently located.

The Company does not intend to consider setting up its own facilities to manufacture TelliScreens until after the initial introduction of its products and the systems which it is developing have been fully tested. Management expects an increase in facilities requirements during 2000.


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

The following table sets forth the range of high and low prices for the periods indicated:

                      1999             1998
                  High    Low      High    Low

First quarter    $ .44   $.11      $.50    $.10
Second quarter   $ .31   $.19      $.55    $.10
Third quarter    $ .33   $.19      $.44    $.12
Fourth quarter   $2.62   $.25      $.50    $.12

There is currently no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into common equity which have been issued by the Company that are capable of being sold pursuant to Rule 144 under the Act until two years after March 15, 1994. The Company has not agreed to register any common equity for sale by security holders.


Holders

As of December 31, 1999, there were 554 shareholders, holding a total of 24,792,243 shares of Common Stock of the Company. The
Company has no knowledge of any matter since that date that would effect any change to that total.

Lawrence A. Guinness, President and Director of the Company, is the holder of 10,615,166 shares of the Common Stock of the Company which represents 42.8% of the Company's common equity. Other than Mr. Guinness, only two other people have a beneficial ownership of five percent (5%) or more of the Common Stock in the Company. Richard A. Morse, Vice President of Engineering and Technology, is the holder of 1,250,000 shares of Common Stock which represents 5.05% of the common equity. Dr. Michael Irwin is the holder of 2,960,333 shares of Common Stock which represents 11.9 % of the common equity.


Dividends

The Company is a development stage company and, since its inception, has not yet generated any sales. As a result, it is not in a position to declare any dividends, nor does it intend to declare any dividends in the near future.


ITEM 6. SELECTED FINANCIAL DATA

             FIVE YEARS ENDED DECEMBER 31, 1998

                    1999          1998         1997         1996           1995
Net Sales           None          None         None          None           None

Income (Loss)
from Continuing
Operations(A)   $(327,286)     $(1,103,606)  $(370,409)   $(491,369)    $(199,556)

Income (Loss)
from Continued
Operations
Per Share            (.01)            (.07)        (.03)        (.04)        (.02)
TOTAL ASSETS      $313,466         $225,750     $ 40,511    $ 39,528     $229,416


Weighted
Average Number
of Common Shares
Outstanding(B)  21,113,576       16,049,257   14,130,565   13,427,480   12,738,397

Long Term
Obligations(C)         ---              ---          ---          ---          ---

Cash Dividends
Declared
Per Share             None             None         None          None        None

(A) Cumulative results of operations since inception are losses totaling $(12,025,999).

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


 Overview

The Company was founded in 1993 and has been principally engaged in the research and development activities related to an advanced navigational and integrated applications software system that enables people to exchange information and conduct business over local telephone lines from a computerized consumer appliance (TelliScreen) with a display screen and online capabilities for transmitting, receiving and processing information. Prior to the formation of the Company, research and development of the TelliPhone was undertaken through predecessor companies, Guinness Productions and Guinness Computer Television which commenced operations in 1981. The cumulative operating results of the Company include those operations of companies deemed to be predecessors to the Company. The Company's major emphasis during fiscal 1999 has been the refinement of the TelliScreen and the development of an operating system for accessing the online Marin TelliPages through personal computers.

Guinness Telli*Phone has generated no revenues and incurred cumulative losses of approximately $12 million dollars since inception, of which approximately $7.2 million of such losses relate to those of the predecessor companies. The Company is in the process of signing up advertisers in the Marin TelliPages Directory for commencement of operations during the current year. Future profitability of the Company is dependent upon successful commercialization of the TelliScreen and the online operating system. Furthermore, as the Company attempts to achieve commercialization of its products, it could encounter seasonality or other currently unforeseen factors causing additional variability in its future operating results. The report of the Certified Public Accountant expresses substantial doubt about the Company's ability to continue as a going concern.

 Liquidity and Capital Resources

The Company is not in a liquid position at this time nor does it possess any assets that could be deemed liquid, other than cash of approximately $233,000. Liquidity of the Company is expected to be severely impacted until operations commence and revenues are generated.

Since inception, the Company and its predecessors have funded its research and development efforts by selling equity securities and borrowing capital. Approximately $ 7 million of additional paid-in capital represents liabilities of the predecessor companies operations which were personally assumed by the Company's principal shareholder.

As a result of the development of the operating system for accessing the online Marin TelliPages through personal computers, the Company will be able to commence operations prior to the production of the TelliScreen. However, it is still the company's intention to produce TelliScreens to expand the availability of the TelliPages to the entire community.

Our engineers have designed an inexpensive TelliScreen computer board that eliminates many hardware components necessary for the operation of a personal computer but unnecessary for the successful operation of the TelliScreen as the everyday consumer product it was designed to be. For the initial market the Company estimates that it will pay approximately $300 for the hardware components of each TelliScreen assembled. The Company has received estimates from consultants experienced in the manufacture of hardware components of a price of less than $200 per TelliScreen. It is difficult to predict an accurate price until the Company learns from its market introduction the level of consumer response to the Company's software products to determine the size of runs that are most feasible. If the Company's product is very successful then there will be available to the Company many methods of financing the manufacture of TelliScreens that will allow the Company to order larger runs and further reduce the cost to manufacture TelliScreens. To this end, the Company has begun discussions with a major manufacturer of telecommunications equipment that is capable of producing TelliScreens at a favorable price.

When the introduction of the TelliPages Directory is underway the Company plans to approach potential partners to renew discussions to arrange financing through the licensing of its technology for their use. The Company has no assurance that it will be able to renew the discussions or, that if discussions are opened once again, it will be successful in reaching any agreements with the parties.

During 1999, the Company sold 8,749,700 shares of common stock for approximately $1,614,000. The proceeds were used to fund general and administrative expenses of the Company. The Company also issued 60,000 shares of common stock to acquire equipment valued at $12,000 and 50,000 shares for various consulting services valued at $4,500.

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

On October 19, 1995, the Company sold and issued a total of 700,000 shares of the common stock for a total of $301,000. On December 15, 1995, the Company sold and issued a total of 135,000 shares of the common stock for a total of $101,250. The capital has been used to secure the components that will be used to produce TelliPhones for the market introduction and to complete the TelliPhone software to manage the components in the working model.

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

(a) Purchases of commercial space in the TelliPages Directory by local businesses and community groups and associations.

(b) Licensing fees from organizations that wish to communicate with TelliPages users through their TelliScreens.

Management plans to explore the feasibility of selling franchises to qualified organizations for the right to operate a TelliPages
Directory within a defined geographical area as a method of financing the establishment of new TelliPages Directory geographical sites.

As of December 31, 1999, the Company has a deferred tax asset of approximately $1.7 million which is 100% reserved. See Footnote
10 of the audited financial statements for additional information.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


The information required by this item is incorporated by reference to the Company's Consolidated Financial Statements, and the related notes thereto, which are attached hereto and submitted in a separate section of this report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

A current report on Form 8-K was filed on February 9, 2000 regarding a change in independent accountants.

The previous accountants reports on the Company's financial statements for the two years ended December 31, 1998 and 1997 were modified as to the uncertainty of the Company to continue as a going concern.

In connection with its audits for the two most recent years ended December 31, 1998 and 1997 and through February 2, 2000, the date of the change, there were no disagreements with the previous accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the previous accountants, would have caused them to make reference thereto in their report on the financial statements for the years ended December 31, 1998 and 1997.

                         PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company, and their ages and positions as of December 31, 1999, are as follows:

     Name             Age                  Position

Lawrence A. Guinness  56          President, Chief Executive
                                      Officer and Director

Dixie K. Tanner       57           Secretary, Vice Pres.
                                    Publishing, Director

Arthur Korn           61          Chief Financial Officer
                                       and Director

Richard A. Morse      50              Vice President,
                                  Engineering and Technology

D. Greg Martin        45              Vice President,
                                     Corporate Finance


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

From 1980 to 1988, using $1,000,000 of his own funds and an additional $5,000,000 raised from various private sources, he founded Guinness Productions, Inc., to develop various computer software programs and authoring systems, and Guinness Computer Television Corporation to develop software for a computer networking and navigational system to distribute the programs that he had created. In 1989 he founded CoNetCo, now a subsidiary of Guinness Telli*Phone Corporation, to develop an easy-to-use, inexpensive screen telephone (the TelliPhone) to access these and other programs and to receive information from Computer network information servers. The materials, products, and computer software programs developed since 1980 have been incorporated and integrated into Guinness Telli*Phone Corporation.

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

In 1986 Ms. Tanner joined Guinness Computer Television
Corporation as the Editor-in-Chief of programming and development. In 1989 she joined CoNetCo, a subsidiary of the Company, as Vice President and Editor-in-Chief of the TelliPages
Directory.

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

Mr. Korn is currently licensed as a CPA in California. He is a member of the American Institute of CPAs, the California Society of CPAs, the New York State Society of CPAs, and the New Jersey State Society of CPAs. He has been a member of the California State Board of Accountancy Report Quality Monitoring Committee since January, 1994. He was a member of the State Accounting Principles and Auditing Standards Committee (AP & AS) for the California Society of CPAs for seven years and Chairman of the San Francisco Chapter AP & AS for three years. He is a member of the East Bay Chapter AP & AS, Managing an Accounting Practice Committee and the Litigation Support Committee. Mr. Korn holds a BS degree in Accounting from Fairleigh Dickinson University.

Richard Alden Morse serves as Vice President of Engineering and Technology for the Company. Since 1986 Mr. Morse has served as a consultant on various computer related development projects. Since 1989 he has consulted with CoNetCo, a subsidiary of the

Company, and has been instrumental in the designing, development, and building of the hardware and software operating systems for the TelliPhone and TelliScreen.

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

Greg Martin joined the Company August 1, 1999 as Director of Investor Relations as the resource person for investor inquiries. Recently he has been appointed Vice President of Corporate Finance. Mr. Martin has been both a licensed securities dealer and investment consultant. Prior to that he was Vice President of Operations for a Fortune 500 company with an extensive background in communications, public relations and fundraising. He is a former Captain in the United States Marine corps.

The Message Board, added to our web site in January 2000, helps
Mr. Martin keep apprised of investor and public commentary and provides a forum for him to answer questions about the Company globally.

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

Promoters and Control Persons

See "Involvement in Certain Legal Proceedings" above.

ITEM 11.	  EXECUTIVE COMPENSATION

                                                             Long-term
Name and                       Annual Compensation         Compensation
Principal Position              Year   Salary(1)Bonus       Awards          Other
Lawrence Guinness                1999    $59,500    --          --             --
President and CEO                1998   $410,000(2)             --             --
                                 1997    $21,951    --          --             --

(1) The Company does not have a formal employment contract. Compensation has been based upon annual discretionary factors such as technical advancements of the TelliPhone products and the generation of capital.
(2) Includes $378,000 accrued at December 31,1998 and paid in 1999 with the issuance of 2,265,000 shares of the Company's Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Controlling Interest

Lawrence A. Guinness is the only person who has beneficial ownership of over Five percent (5%) of the Common Stock in the
Company:

Title of    Name and Address of       Amount and Nature of      Percent
  Class      Beneficial Owner        Beneficial Ownership      of Class
Common       Lawrence A. Guinness      10,615,166 shares          42.8%
             655 Redwood Hwy., #111
             Mill Valley, CA 94941

Common       Michael Irwin             2,960,333 shares           11.9%
             4162 Lomac St.
             Montgomery, AL 36106

Common       Richard A. Morse          1,250,000 shares          5.05%
             303 Bridgeway, Suite 405
             Sausalito, CA 94965

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

Title of           Name and Address of           Amount and Nature of       Percent
  Class            Beneficial Owner              Beneficial Ownership      of Class
Common            Lawrence A. Guinness             10,615,166 shares         42.82%
                  Pres., CEO, Director
                  655 Redwood Hwy., #111
                  Mill Valley, CA 94941

Common            Dixie K. Tanner                     735,000 shares         2.96%
                  Secretary, Director
                  655 Redwood Hwy., #111
                  Mill Valley, CA 94941

Common            Arthur Korn                         250,000 shares         1.00%
                  CFO, Director
                  655 Redwood Hwy., #111

Common            Richard A. Morse                  1,250,000 shares         5.04%
                  V.P. Engineering
                  and Product Development
                  3030 Bridgeway, #405
                  Sausalito, CA 94965

Common            D. Greg Martin                      264,000 shares         1.06%
                  Vice President
                  Corporate Finance
                  655 Redwood Hwy., #111
                  Mill Valley, CA 94941
Total                                               13,114,166 shares        52.89%

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

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY

(A Nevada Corporation and A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31,1999 AND DECEMBER 31,1998

GUINNESS TELLI*PHONE CORPORATION
And Subsidiary
(A Development Stage Company)

TABLE OF CONTENTS
Independent auditors' report                                         Page 2

Consolidated balance sheet - December 31, 1999 and
December 31, 1998                                                 Exhibit A

Consolidated statement of operations for the years ended          Exhibit B
December 31, 1999, December 31, 1998, and December
31, 1997

Consolidated statement of stockholders' deficit for the years     Exhibit C
ended December 31, 1999, December 31, 1998, and December 31,    Pages 1 - 2
1997 and prior years through inception

Consolidated statement of cash flows for the years ended          Exhibit D
December 31, 1999, December 31, 1998, and December 31, 1997     Pages 1 - 2

Notes to consolidated financial statements - December 31,         Exhibit E
1999, December 31, 1998, and December 31, 1997                  Pages 1 - 9

ROONEY IDA NOLT AHERN
ACCOUNTANCY CORPORATION

1220 Oakland Blvd.
Suite 310
Walnut Creek
CA  95496-4324
(925) 210-2180
fax (925) 210-2199
1-800-RINA-CPA

The Board of Directors and Stockholders
Guinness Telli*Phone Corporation and Subsidiary

We have audited the consolidated balance sheet of Guinness Telli*Phone Corporation and Subsidiary (a Nevada corporation and development stage company as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Guinness Telli*Phone Corporation and Subsidiary as of December 31, 1998and December 31, 1997 and for the years then ended, were audited by other auditors whose report dated August 6, 1999, on those statements included an explanatory paragraph that described the going concern uncertainty for fully discussed in
Note 1 to those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guinness Telli*Phone Corporation and Subsidiary as of December 31, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has been in the development stage since its inception and has sustained recurring losses, has negative working capital, is in default of its loan agreements, and has a stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Continuation as a going concern is dependent upon the Company's ability to meet its past due debt obligations and future financing requirements and the success of its future operations, the outcome of which cannot be determined at this time. The consolidated financial statements do not include any adjustments that might result from the outcome of this
uncertainty.   Management's plan regarding future operations is also
described in Note 3.

Rooney, Ida. Nolt and Ahen
Walnut Creek, California
March 20, 2000

EXIHIBIT A

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

ASSETS                       December 31, 1999      December 31, 1998
---------                    -----------------      -----------------
CURRENT:
Cash                         $          233,689     $         105,913
Prepaid expenses                              -               100,000
                             ------------------     -----------------
TOTAL CURRENT ASSETS                    233,689               205,913
                             ------------------     -----------------
PROPERTY AND EQUIPMENT, at cost:
Equipment                               118,364                71,432
Office furniture                         13,824                     -
Software                                  4,850                     -
                             ------------------     -----------------
Totals                                  137,038                71,432
Less accumulated depreciation            63,970                51,595
                             ------------------     -----------------
NET PROPERTY AND EQUIPMENT               73,068                19,837
                             ------------------     -----------------
OTHER:
Lease deposits                            6,709                     -
                             ------------------     -----------------
                             $          313,466     $         225,750
                             ==================     =================
LIABILITIES
------------
CURRENT:
Notes payable              $            435,000    $          435,000
Stockholder advance                      27,029               177,177
Accounts payable                         42,953               583,518
Deferred royalty income                 125,000               125,000
Unissued stock                                -               660,500
Accrued interest                        738,004               631,372
Accrued payroll taxes                   144,400                     -
Accrued salaries and wages               35,000                34,053
                           --------------------    ------------------
TOTAL LIABILITIES
       (All Current)                  1,547,386             2,646,620
                           --------------------    ------------------

STOCKHOLDERS'DEFICIT (Exhibit C)
---------------------------------
COMMON STOCK, $.OO1 par value; shares authorized,
1,00,000,000; issued and outstanding, 26,294,610
(1999) and 17,434,910 (1998)
                                         26,295                17,435

ADDITIONAL PAID-IN-CAPITAL           10,882,148             9,260,408

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                    (12,142,363)          (11,698,713)
                               ----------------    -----------------
TOTAL STOCKHOLDERS'DEFICIT           (1,233,920)          (2,420,870)

                               $        313,466    $          225,750

See notes to consolidated financial statements.

EXHIBIT B

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------

                        Cumulative
                          During
                          Development    Year Ended   Year Ended  Year Ended
                         Stage           Dec.31,      Dec. 31,    Dec 31,
                                           1999         1998         1997
                          ----------     --------     ----------   ---------
OPERATING EXENSES:
Research and development  $4,551,152     $     -      $    -       $     -
Interest                   4,462,723      106,632       96,944      88,128
President's salary           974,440       59,500      410,000      21,951
Rent                         406,840       34,404       26,868      32,115
Other                      2,144,109      640,015      569,794     228,215
                         -----------    ---------     --------    --------
Total operating expenses  12,539,264      840,551    1,103,606     370,409
                         -----------    ---------    ---------   ---------
LOSS FROM OPERATIONS     (12,539,264)    (840,551) (1,103,606)    (370,409)

OTHER INCOME:
Write-off of expired liabilities
                             515,665       515,665           -           -
                          ----------    ----------   ---------    --------
LOSS BEFORE
   INCOME TAXES
                         (12,023,599)     (324,886) (1,103,606)  (370,409)
PROVISION FOR
   INCOME TAXES                2,400         2,400           -          -
                         -----------    ----------   ---------   --------
NET LOSS                $(12,025,999)    $(327,286) $(1,103,606)$(370,409)
                        ============     =========  ===========  ========
BASIC AND DILUTED EARNINGS PER SHARE:

Loss per share                           $   (0.01) $     0.07  $   (0.03)
                                         =========  ==========  =========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                             21,113,576  16,049,257 14,130,565
                                        ==========  ========== ==========

See notes to consolidated financial statements.

EXHIBIT C

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDLARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
------------------------------------------------

                                                           Deficit
                                                         Accumulated
                          Common Stock      Additional     During           Total
                                              Paid-In     Development   Stockholders'
                         Shares    Amount    Capital       Stage          Deficit
                         --------------      ---------   -----------    ------------
Stock issued for product
   rights
                        2,350,000   $2,350   $      -     $      -     $       2,350

Stock issued for predecessor
company assets,including
assumption of predecessor
company debt            8,000,000    8,000   7,147,091            -         7,155,091

Sale of common stock
                          141,000     141      134,364            -           134,505

Contributed capital by
majority shareholder through
sale of personal stock
                                -       -      285,366            -           285,366

Stock sold for cash of
$240,570 and a receivable
of $55,930                550,000     550      295,950            -           296,500

Stock issued for all of
the outstanding shares of
Innstar Corporation
                        1,551,480    1,551           -            -             1,551

Contributed capital             -        -      99,580            -            99,580

Stock sold for cash of
$301,000 and a receivable
 of $101,250
                          835,000      835     401,415            -           402,250

Net loss from November 12,
1980 (inception)
to December 31, 1995            -        -          -    (9,733,329)      (9,733,329)
                       ----------    -----    -------    ----------        ---------
BALANCE, DECEM13ER 31,1995
                       13,427,480   13,427   8,363,766   (9,733,329)      (1,356,136)

Net loss                        -        -           -     (491,369)        (491,369)
                       ----------   ------   ---------   ----------      -----------
BALANCE, DECEMBER 31,1996
                       13,427,480  $13,427  $8,363,766 $(10,224,698)     $(1,847,505)

See notes to consolidated financial statements.

EXHIBIT C
Page 2

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS'DEFICIT
-----------------------------------------------

                                                          Deficit
                                                        Accumulated
                     Common Stock           Additional     During           Total
                                              Paid-In     Development   Stockholders'
                    Shares    Amount          Capital       Stage          Deficit
                    -------   -------       ----------    --------       -----------
Stock issued for
  conversion of debt
                     675,680      $676        $322,724     $        -      $323,400

Stock sold for cash  207,000       207         178,293              -       178,500

Stock issued in
exchange for
consulting services  550,000       550          26,950              -        27,500

Net loss                   -         -               -       (370,409)     (370,409)
                  ----------    ------      ----------    -----------    ---------
BALANCE, DECEMBER 31,1997
                  14,860,160     14,860      8,891,733    (10,595,107)   (1,688,514)

Stock sold for cash
                      24,750         25          4,925              -         4,950

Stock issued in
exchange for consulting
and professional services
                   2,550,000     2,550         363,750             -        366,300

Net loss                   -         -               -    (1,103,606)    (1,103,606)
                   ---------    ------        --------    ----------      ---------
BALANCE, DECEMBER 31,1998
                  17,434,910    17,435       9,260,408   (11,698,713)    (2,420,870)

Stock sold for cash
                   8,749,700     8,750       1,605,350             -      1,614,100

Stock issued in
exchange for equipment
                      60,000        60          11,940             -         12,000

Stock issued in exchange for consulting
and professional services
                      50,000        50           4,450             -          4,500

Net loss                   -         -               -      (327,286)      (327,286)

Prior period adjustment
                           -          -              -      (116,364)      (116,364)
                  ----------    -------       --------    ----------    ------------
BALANCE, December 31, 1999
                  26,294,610     $26,29    $10,882,148  $(12,142,363)   $(1,233,920)
                  ==========    =======    ===========   ============    ==========

See notes to consolidated financial statements.

EXHIBIT D
Page 1

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------

                                    Cumulative
                                      During
                                    Development      Year Ended         Year Ended       Year Ended
                                      Stage         Dec. 31, 1999     Dec. 31, 1998     Dec. 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (Exhibit B)                (12,025,999)      (327,286)     (1,103,606)  $    (370,409)
Adjustments to reconcile
net loss to net cash
used by operating activities:
Depreciation                             63,970         12,375          10,600           10,600
Deferred royalty income                 125,000              -               -                -
Stock issued for consulting
and professional services               398,300          4,500         366,300           27,500
Increase in accrued liabilities
from prior period adjustment           (116,364)      (116,364)              -                -
Decrease (increase) in:
Prepaid expenses                              -        100,000         (85,413)         (14,587)
Increase (decrease) in:
Accounts payable                        220,130       (540,565)         39,931            3,864
Accrued liabilities                     797,404       (408,521)        671,497           88,128
                                     ----------     ----------     -----------        ----------
NET CASH USED BY OPERATING
ACTIVITIES                          (10,537,559)    (1,275,861)       (100,691)        (254,904)
                                    -----------     ----------     -----------        ---------
CASH FLOWS FROM @STING ACTIVITIES:
Purchase of property and equipment     (125,038)       (53,606)         (4,600)         (6,714)
Lease deposits                           (6,709)        (6,709)              -               -
                                     ----------      ---------     -----------        --------
NET CASH USED BY INVESTING
ACTIVITIES                             (131,747)       (60,315)          (4,600)        (6,714)
                                     ----------      --------       -----------       --------
CASH FLOWS FROM FINANCING ACTFVITIES:
Contributed capital                   7,543,938             -                 -              -
Sale of stock and
payment received for
unissued stock                        2,593,625     1,614,100           124,950        178,500
Debt proceeds - long term               435,000             -                 -              -
Increase (decrease) in:
Stockholder advances                    173,252      (150,148)           86,167         73,400
Collection of stock subscriptions
    Receivable                          157,180             -                 -              -
                                     ----------     ---------       -----------        -------
  NET CASH PROVIDED BY FINANCING
  ACTIVITIES                         10,902,995     1,463,952           211,117        251,900
                                     ----------     ---------       -----------        -------
NET INCREASE (DECREASE) IN CASH         233,689       127,776           105,826         (9,718)

CASH, beginning of year                       -       105,913                87          9,805
                                     ----------     ---------       -----------        -------
CASH, end of year                    $  233,689       233,689           105,913             87
                                     ==========     =========       ===========        =======

See notes to consolidated financial statements.

EXHIBIT D
Page 2

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------

                                             Year Ended          Year Ended        Year Ended
                                           Dec. 31, 1999        Dec. 31, 1998    Dec. 31, 1997
                                           -------------       --------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Non-cash investing and financing activities:
Acquisition of property and equipment           $ 65,606           $  4,600        $           -
Property and equipment acquired through issuance
of common stock                                  (12,000)                 -                    -
                                               ---------           --------        -------------
Property and equipment purchased with cash        53,606           $  4,600        $           -
                                               =========           ========        =============
Issuance of common stock and receipt of
   paid-in capital                             1,630,500           $491,250        $     529,400
Common stock issued for consulting and
  professional services                           (4,500)          (366,300)             (27,500)
Common stock issued for equipment                (12,000)
Common stock issued in repayment of
  stockholder advances                                 -                  -             (323,400)
                                               ---------         ----------        -------------
Common stock issued for cash                $  1,614,000         $  124,950         $    178,500
                                            ============         ==========        =============
Cash paid during the year for:
Interest                                    $          -         $        -         $          -
Income taxes                                $      2,400         $        -         $          -

See notes to consolidated financial statements.

EXHIBIT E
Page 1

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------

Note 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:
Nature of business:

The Company and its predecessors have been in the development stage since inception. The Company is engaged in developing an interactive networking system, the Telli*Screen, which will allow access to electronic information. The Company plans initially to target a customer base in the county of Marin, located immediately north of San Francisco. The Company determined that effective December 31, 1994 all significant research and development regarding the Telli*Screen had been completed. The cost of ongoing modifications to the Telli*Screen continue to be expensed as the ability of this product to generate future revenues is uncertain.

The consolidated financial statements include the accounts of Guinness Telli*Phone Corporation (the Company) and its wholly-owned subsidiary, Marin Telli Pages, a California corporation. All significant intercompany balances and transactions have been eliminated in consolidation. Another wholly-owned subsidiary, CoNetCo, a California corporation, has been inactive since its formation in 1989 and has been excluded from the consolidated financial statements for the following reasons:

1. CoNetCo never incurred any business activities to record in the form of income or expense items.
2. CoNetCo's balance sheet has no assets or liabilities and its equity amounts are immaterial to the Company's financial statements.
3. It is the Company's present intention to dissolve CoNetCo.

As discussed below, the cumulative operating data of Guinness
Productions, Inc. and Guinness Computer Television Corp. are included in historical financial information since they are deemed to be predecessor companies.

Depreciation:

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 10 years. Depreciation expense of $12,375 in 1999, $10,600 in 1998 and 1997, and $63,970
cumulative during development stage has been charged to operations.

Loss per share:

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

Deferred income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount

EXHIBIT E
Page 2

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLEIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued):

expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Calculated deferred tax assets result from product development costs capitalized for tax purposes and from net operating loss carry-forwards. A valuation allowance has been established to zero out deferred tax assets at December 31, 1999, December 31, 1998 and December 31, 1997.

Fair value of financial instruments:

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose the estimated fair value for its financial instruments for which it is practicable to estimate their values. The Company's financial instruments include cash, stockholder advances, notes payable and accounts payable. The carrying value of cash approximates fair value due to the short maturities of these instruments. The fair value of other financial instruments is not practical to estimate because of the current financial condition of the Company.

Note 2. NATURE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Note 3. FINANCIAL STATEMENT PRESENTATION:
The financial statements have been prepared assuming the Company will continue as a going concern. Although the Company is still in the development stage, management is currently negotiating to raise adequate financing to produce and place Telli*Screen units into a test market. The Company is continuing to pursue additional debt and equity financing while continuing to modify and improve the Telli*Screen. The Company's ability to continue as a going concern is dependent on management's success in obtaining financing, its ability to repay past due debt obligations and the acceptance of the Telli*Screen by the test market. To improve its financial condition, the Company has significantly curtailed expenditures with only necessary costs being paid from the sale of stock. Once the system is in place, the Company anticipates being able to attract financial support from those having an interest in reaching subscribers.

Note 3. FINANCIAL STATEMENT PRESENTATION (Continued):
The Company's recurring losses, negative working capital, default on loan agreements and stockholders' deficit raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4. CONCENTRATIONS OF CREDIT RISK:
Cash was held in one financial institution at December 31, 1999 in an amount exceeding the guaranteed amount of the Federal Deposit
Insurance Corporation by $133,689.

Note 5. DEBT CONVERSION:
During 1996, the Company was advanced various non-interest bearing funds from a minority stockholder to fund operating expenses. As of December 31, 1996, total funds advanced were $250,000. Approximately $122,000 of the funds were received directly by the Company's primary stockholder. Although the primary stockholder anticipates repaying

EXHIBIT E
Page 3

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLEIDATED FINANCIAL STATEMENTS

Note 5. Debt Conversion (Continued):

such advances in the future, there is currently no agreement requiring repayment. Accordingly, the amount has been treated as officer's salary for the year ended December 31, 1996. In January, 1997, the minority stockholder advanced additional funds. In February, 1997, the Company and the minority stockholder converted the advances to common stock. The Company issued 675,680 shares of stock under Regulation S of the Securities Act of 1933 as repayment in full for advances totaling $323,400.

Note 6. NOTES PAYABLE:
The Company, through its longtime inactive wholly-owned subsidiary, CoNetCo, entered into approximately 20 different royalty agreements prior to 1990. The terms of the agreements required a fixed payment of cash for the future rights to a percentage of the future Telli*Phone (the predecessor of the Telli*Screen) sales proceeds. The agreements also provided the holders of the royalty agreements the option to convert its royalty interest into common stock of CoNetCo on the basis of eight times the royalty payment divided by the greater of $3 per share or three times the average bid price on the day the Company's stock is traded after its initial public offering. During 1990, approximately 17 of the note-holders modified their royalty agreements to a conventional notepayable. The aggregate principal balance on these notes was $435,000 at both December 3l, 1999 and December 31, 1998, and accrued interest was $738,004 and $631,372 at December 31, 1999 and December 31, 1998, respectively. These notes bear interest at 10%, were in default at December 31, 1999 and 1998, and require future royalty payments but do not contain any features allowing the conversion to common stock. The Company is currently negotiating with the note holders to convert their debt and accrued interest into common stock.

As of December 31, 1999 and 1998, the Company had received $125,000 of advance royalty payments, which had not been converted to notes payable. This amount will begin to be amortized into income once sales of the Telli*Screen commence. The amortization period of deferred revenue has not yet been determined.

Note 7. CONMTMENTS:
Royalty agreements:

As part of CoNetCo's acquisition of the Guinness Companies, in February, 1990, CoNetCo granted royalty rights of 5% of all future revenues generated by the sale or lease of the Community News Network and the Telli*Screen instrument to the stockholder of the Guinness Companies. In addition, royalty and note holders received royalty rights. Under these agreements, the Company will pay royalties aggregating 2.26% of the manufacturer's actual net price for which each Telli*Screen is sold.

Stock options:

In order to provide interim funds for the development of the Telli*Screen instrument, CoNetCo's major stockholder agreed in September 1989 that he would sell some of his stock in CoNetCo to "qualified investors' and remit the proceeds as donated capital to CoNetCo. In exchange for the donated capital, he received an option to purchase a like number of shares sold by him at the same price he received from their sale and contributed to CoNetCo. This option went unexercised and expired in September, 1999.

In 1998, the Board of Directors approved a stock option plan under which options to purchase up to four million shares may be granted. As of December 3 1, 1999, no options had been granted.

Stockholder and predecessor company obligations:

A creditor of the Guinness Companies, and now a creditor of the Guinness Companies' former stockholder, has filed a lien against the stockholder and has also named CoNetCo as an additional judgment debtor. The creditor is seeking to recover approximately $650,000 related to $500,000 of loans and related accrued interest borrowed by the Guinness Companies. The Company does not believe that it has any legal obligation to repay the debt of the Guinness Companies and that all such liabilities were assumed by the stockholder of the Guinness Companies. The stockholder of the Guinness Companies is currently the majority stockholder of the Company. At December 31, 1999, the ultimate outcome of this matter is unknown and no liability has been recorded relating to the matter.

Leases:

During 1999, the Company entered into several operating leases for its corporate offices. The office space leases expire between June, 2000 and February, 2005. The Company also entered into an operating lease for a copy machine that expires June, 2004. The minimum aggregate lease payments due under the operating leases are as follows:

Year Ending           Office
December 31,          Space          Copier              Total

2000                  $48,150       $ 2,460            $50,610
2001                   49,046         2,460             51,506
2002                   32,188         2,460             34,648
2003                   26,568         2,460             29,028
2004                   26,568         1,230             27,798
Thereafter              6,642            -               6,642

Totals                189,162        11,070            200,232

Note 8. INCOME TAXES:

Since the Company is in the development stage and management cannot determine that it is more likely than not deferred tax assets will be recovered, it has provided a I 00% valuation allowance against the deferred tax asset resulting from its capitalized product development costs and its net operating loss carryforwards. Accordingly, no deferred tax asset is reflected in the accompanying financial statements. There were no material deferred tax liabilities at December 31, 1999.

The provision for income taxes shown in the accompanying statement of operations (Exhibit B) comprises the following components:

             Year Ended          Year Ended           Year Ended
         December 31, 1999   December 31, 1998    December 31, 1997

Current        $2,400         $   -                      $  -
Deferred           -
Benefits of net operating loss
Carryforwards     -

Total provision for income
               $2,400         $   -                      $  -

Deferred income taxes shown in the accompanying balance sheet (Exhibit
A) comprises the following:
                                December 31                  Net
                               1999      1998               Change

Deferred tax assets       $1,670,180 $1,800,000          ($129,820)
Valuation allowance on deferred
tax assets                (1,670,180) 1,800,000)           129,820
Deferred tax liabilities

Net deferred income taxes

The Company's provision for income taxes differs from the expense that would result from applying statutory rates to income before income taxes because of certain nondeductible expenses.

The Company has approximately $2,200,000 of federal net operating loss carryforwards expiring between 2004 and 2013. The Company has approximately $312,000 of state net operating loss carryforwards

EXHIBIT E
Page 4

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLEDATED FINANCIAL STATEMENTS

Note8. INCOME TAXES (Continued):

expiring between 2003 and 2004. The losses accumulated by the Company for tax purposes is significantly lower than the accumulated losses in these financial statements because the accumulated losses for financial statement purposes includes approximately $7,700,000 of losses incurred by predecessor companies which have been capitalized for tax purposes.

Note 9. EQUITY TRANSACTIONS:
Business combinations:

In 1989, CoNetCo was formed and acquired the theoretical rights to the Telli*Phone from a predecessor company in exchange for 2,3 50,000 shares of CoNetCo stock, which were valued at par value.

Effective February 18, 1990 (as amended by the March 15, 1994 agreement), CoNetCo, currently the Company's longtime inactive wholly-owned subsidiary, acquired from CoNetCo's major stockholder the assets of the businesses known as Guinness Productions, Inc. and Guinness Computer Television Corp. (together, the Guinness Companies) in exchange for 8,000,000 shares of CoNetCo stock and royalty rights.
The assets acquired from the Guinness Companies consisted primarily of product development efforts performed by the Guinness Companies to further develop the Telli*Screen. For accounting purposes, all costs incurred by the Guinness Companies to develop the Telli*Screen have been expensed in accordance with Financial Accounting Standards Board Statements No. 2, Accounting for Research and Development Costs. The assets acquired from the Guinness Companies have been valued at their historical cost basis and not current fair market value, if any, because all entities are under a common control.

The liabilities incurred and assumed by the Guinness Companies, during their development of the Telli*Screen, have been assumed by the stockholder of the Guinness Companies. The primary stockholder of Guinness Telli*Phone is also the primary stockholder of the Guinness Companies. The liabilities assumed by the Guinness Companies' stockholder total approximately $7.2 million, which include approximately $2.3 million of investor notes payable and related delinquent compounded interest of $3.6 million. Such liabilities were incurred by the Guinness Companies primarily during the years 1982 to 1989 and have been treated as a capital contribution and increased paid-in capital. CoNetCo and the Guinness Companies are predecessors of the company and their activities are included in the cumulative financial data. Included in deficit accumulated during development stage is approximately $7.2 million relating to the Guinness Companies.

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

Effective March 15, 1994, Guinness Telli*Phone Corporation acquired all of the outstanding shares of CoNetCo in exchange for 1 1,041,000 shares of the Company's stock. The issuance of shares is accounted for as the issuance of shares by CoNetCo, who is considered the acquirer for accounting purposes, in exchange for monetary assets rather than a business combination since U.S. Telli*Phone, now Guinness Telli*Phone, was an inactive corporation. The assets acquired, principally the product development efforts, which for

EXHIBIT E
Page 5

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. EQUITY TRANSACTIONS (continued)

accounting purposes have zero book value, of the Telli*Phone network, were recorded at the historical cost basis of CoNetCo because of common control amongst current and predecessor entities.

Other transactions:

At December 31, 1999, outstanding common stock of 26,294,610 shares valued at $26,295 included transactions which had taken place in substance, but for which stock certificates had not physically been issued. These certificates, issued in January 2000, represented 1,502,367 shares at a value of $1,502.

In August, 1998, the Company sold 24,750 shares of its common stock for $4,950. In December, 1998, the Company entered into an agreement to sell 666,666 shares of common stock for $120,000. As the Company received the cash, but had not issued the shares in 1998, this obligation had been recorded as a liability. This liability was relieved during 1999.

During 1998, the Company issued 2,550,000 shares of common stock with an aggregate fair value of $366,300 in exchange for professional and consulting services to be rendered during 1999 and 1998. $ 1 00,000 related to services to be rendered in 1999 is included in prepaid expenses as of December 31, 1998. This amount was fully amortized during 1999.

The Company was also obligated at December 31, 1998 to issue 3,265,000 shares of common stock to compensate employees for work performed during 1998. Accordingly, a liability of $540,500 was recorded for this obligation at December 31, 1998. This liability was relieved during 1999.

In January, 1997, the Company converted $323,400 of advances from one of its stockholders to 675,680 shares of its common stock. In September, 1997, the Company sold 207,000 of its common stock for $178,500. In December, 1997, the Company issued 550,000 shares of its common stock for engineering services. Such shares have been valued at $27,500 and recorded as a 1997 expense.

On October 19,1995, the Company sold 700,000 shares of its common stock for $301,000 which was all received in 1995. On December 15, 1995, the Company sold 135,000 shares of its common stock for $101,250 which was not received until January, 1996. Both of these transactions were executed in accordance with Regulation S under the Securities Act of 1933.

In fiscal 1994 and 1993, the principal stockholder paid operating expenses on behalf of the Company totaling $52,330 and $47,250. These amounts were accounted for as contributed capital and increased additional paid-in capital.

Note 10 PRIOR PERIOD ADJUSTMENT:

During the year, it was determined the accrued liabilities were understated for payroll taxes. Accordingly, an adjustment of $116,364 was made during 1999 to record accrued payroll taxes applicable to 1998 as of the beginning of the year. A corresponding entry was made to reduce further the previously reported deficit accumulated during development stage by $116,364. Because of the Company's deficit financial position and because of the substantial doubt about the Company's ability to continue as a going concern, there was no income tax effect to record related to the prior period adjustment amount.

Note 11. RESEARCH AND DEVELOPMENT:

Research and development costs represent costs the Company (including the predecessor companies) believes are directly related to the development of the Telli*Phone. Included in cumulative research and

EXHIBIT E
Page 7

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLI[DATED FINANCIAL STATEMENTS

Note 11. RESEARCH AND DEVELOPMENT (continued)

development costs is approximately $1,077,000 of officer compensation and approximately $800,000 of rent expense. During the period of product development, the Company estimated that, excluding interest, approximately 80% of all expenses incurred have related directly to the development of the Telli*Phone.

Note 12.  CASH FLOW STATEMENT:

In 1993, the Company acquired the stock of Innstar Corporation for 1,551,480 shares of the Company's common stock, valued at $.OOI per share. Because the cumulative statement of operations includes the predecessor companies' operations, accumulated loss includes approximately $7.2 million from the predecessor companies. Additionally, contributed capital includes approximately $7.2 million of liabilities assumed personally by the predecessor company stockholder, who is also the primary stockholder of the Company.

Note 13.  RELATED PARTY TRANSACTIONS:

Advances of $55,177 were received by the Company from its primary stockholder during 1998. The Company also received an advance of $15,000 from a relative of the Company's primary stockholder during 1998. No repayments were made on these advances during 1998. During 1999, however, the Company paid down the amount due its primary stockholder by $150,148.

In 1999, 1998, and 1997, the Company recorded consulting expenses of $0, $15,990, and $91,010 respectively, for services rendered by a minority stockholder. At December 31, 1999 and December 31, 1998, $15,000 and $107,000 respectively, was due to this stockholder.

Note 14.  SUBSEQUENT EVENT:

In January 2000 the Company's Board of Directors passed a resolution to amend the Company's articles of incorporation to increase the number of its authorized shares of common stock from 25,000,000 to 100,000,000.

(b)   Information filed as part of this report from Form 8-K:

   (1) A Current Report on Form 8-K was filed for the period covered by this report regarding a change on independent accountants.

        The previous accountants reports on the Company's financial statements for the two years ended December 31, 1998 and 1997 were modified as to the uncertainty of the Company to continue as a going concern.

In connection with its audits for the two most recent years ended December 31, 1998 and 1997 and through February 2, 2000, the date of the change, there were no disagreements with the previous accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference thereto in their report on the financial statements for the years ended December 31, 1998 and 1997.

Pursuant to the requirements of section 12 of the securities act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SIGNATURES

GUINNESS TELLI*PHONE CORPORATION
(Registrant)


Date: March 30, 2000       /S/Lawrence A. Guinness
                           By: Lawrence A. Guinness
                           Its: President


Date: March 30, 2000       /S/Arthur Korn
                           By: Arthur Korn
                           Its: Chief Financial Officer


Date: March 30, 2000       /S/Dixie K. Tanner
                           By: Dixie K. Tanner
                           Its: Secretary