Form 10-Q
period 2000-03-31
GUINNESS TELLI-PHONE CORP
filed 2000-05-15
CIK 940036

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

        QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934




                        FORM 10-Q




          FOR THE QUARTER ENDED MARCH 31, 2000
              COMMISSION FILE NUMBER 0-25632


          GUINNESS TELLI*PHONE CORPORATION
(Exact name of Registrant as specified in its charter)




        Nevada                                        68-0310550
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)




       655 Redwood Highway #111, Mill Valley, CA  94941

       Registrant's Telephone Number, including area code   (415) 389-
9442




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


                              YES    X           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this
report:   26,495,320  shares.

GUINNESS TELLI*PHONE CORPORATION

INDEX


PART I. - Financial Information                Page No.

Item 1.   Financial Statements

Consolidated Balance Sheet
March 31, 2000 and December 31, 1999              3

Consolidated Statement of Operations -
Three Months Ended March 31, 2000 and 1999
and Cumulative During Development Stage           4

Consolidated Statement of Cash Flows -
Three Months Ended March 31, 2000 and 1999
and Cumulative During Development Stage           5

Note to Consolidated Financial Statements         6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations     7

Part II. - None

Signatures                                        8

        GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED BALANCE SHEET

                                             March 31,
                                                2000      December 31,
                                            (Unaudited)        1999
                                            -----------   ------------
               ASSETS

CURRENT:
  Cash                                    $    96,786    $   233,689
  Prepaid expenses and other
    current assets                             20,653
                                         ------------    -----------
TOTAL CURRENT ASSETS                      $   117,439        233,689
                                         ------------    -----------
PROPERTY AND EQUIPMENT, at cost:
  Equipment                                   132,490        118,364
  Office furniture                             29,157         13,824
  Software                                     23,112          4,850
  Leasehold improvements                        8,236
                                         ------------     ----------
     Totals                                   192,995        137,038
  Less accumulated depreciation                69,463         63,970
                                         ------------     -----------
      NET PROPERTY AND EQUIPMENT              123,532         73,068
                                         ------------     ----------
OTHER:
  Lease deposits                               6,709           6,709
                                         -----------     -----------
                                         $   247,680     $   313,466
                                         ===========     ===========
        LIABILITIES

CURRENT:
  Notes payable                          $   435,000    $   435,000
  Stockholder advances                                       27,029
  Accounts payable                            62,650         42,953
   Deferred royalty income                   125,000        125,000
  Accrued interest                           767,329        738,004
  Accrued payroll taxes                      144,400        144,400
   Accrued salaries and wages                                35,000
                                        ------------    -----------
     TOTAL LIABILITIES                     1,533,979      1,547,386
                                        ------------    -----------


      STOCKHOLDERS' DEFICIT

COMMON STOCK, $.001 par value;
   shares authorized 100,000,000;
   issued and outstanding
   26,495,320 and 26,294,610 shares           26,495         26,295
 Additional paid-in capital               11,148,048     10,882,148
 Deficit accumulated during
  development stage                      (12,460,842)   (12,142,363)
                                        ------------    -----------
TOTAL STOCKHOLDERS' DEFICIT               (1,286,299)    (1,233,920)
                                        ------------    -----------
                                         $   247,680    $   313,466
                                        ============    ===========

See accompanying notes.

          GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
              (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF OPERATIONS
                         (UNAUDITED)

                                                  Cumulative During            Three Months Ended
                                                   Development                        March 31,
                                                       Stage                  2000             1999
OPERATING EXPENSES:
  Research and development                         $  4,551,152
  Interest expense                                    4,492,048            $   29,325     $   26,658
  Officers' salaries                                  1,032,965                58,525          9,500
  Rent                                                  422,267                15,427          5,934
  Other administrative expenses                       2,478,075               215,202         98,853
                                                   ------------            ----------     ----------
LOSS FROM OPERATIONS                                (12,976,507)             (318,479)      (140,945)

WRITE-OFF OF EXPIRED
  LIABILITIES                                           515,665
                                                   ------------             ---------      ---------
NET LOSS                                           $(12,460,842)           $ (318,479)    $ (140,945)
                                                   ============            ==========     ==========
LOSS PER SHARE                                                             $     (.01)    $     (.01)
                                                                           ==========     ==========
WEIGHTED AVERAGE
SHARES OUTSTANDING                                                         26,394,965     17,998,244























See accompanying notes.

           GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
               (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED)

                                             Cumulative
                                                During            Three Months Ended
                                              Development              March 31,
                                                Stage             2000          1999
                                              -----------         -----         ------
CASH USED IN OPERATIONS:
Net loss                                     $(12,344,478)     $(318,479)    $ (140,945)
  Adjustments to reconcile net loss
  to cash used in operations:
  Depreciation                                     69,463          5,493          2,649
  Decrease (increase) in prepaid expenses         (20,653)       (20,653)        25,000
  Increase (decrease) in accounts payable         239,427         19,297        (20,196)
  Increase in accrued interest                    826,729         29,325         26,658
  Stock issues for consulting services            398,300                         4,500
  Deferred royalty income                         125,000
  Increase in accrued liabilities from
    prior period adjustment                      (116,364)
  Accrued payroll                                 (35,000)       (35,000)       (34,053)
                                             ------------      ---------     ----------
                                              (10,857,576)      (320,017)      (136,387)
                                             ------------      ---------     ----------
CASH USED IN INVESTING ACTIVITIES:
  Deposits                                         (6,709)
  Additions to fixed assets                      (180,995)       (55,957)        (1,600)
                                             ------------      ---------      ---------
                                                 (187,704)       (55,957)        (1,600)
                                             ------------      ---------      ---------

CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
  Contributed capital                           7,543,938
  Sale of stock                                 2,859,725        266,100
  Notes payable                                   435,000
  Stockholder advances                            146,223        (27,029)        32,827
  Collection of stock subscriptions
  Receivable                                      157,180
                                              -----------      ---------       --------
                                               11,142,066        239,071        32,827

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                     96,786       (136,903)     (105,160)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                              233,689       105,913
                                              -----------      ---------      --------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                $     96,786     $   96,786      $    753
                                             ============     ==========      ========

See accompanying notes.

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT COMPANY)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at March 31, 2000, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1999.

GUINNESS TELLI*PHONE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2000




Liquidity and Capital Resources:

Since filing its annual report on Form 10-K for the year ended
December 31, 1999, the Company has obtained a $30 million equity line from Swartz Private Equity LLC, subject to registration with the SEC and governed by a percentage of the Company's trading volume.

                      Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


GUINNESS TELLI*PHONE CORPORATION



By:  /s/ Lawrence A. Guinness
     ------------------------
Lawrence A. Guinness, President

Date:  May 14, 2000