Form 10-Q
period 2000-06-30
GUINNESS TELLI-PHONE CORP
filed 2000-08-16
CIK 940036

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934




                                FORM 10-Q




                   FOR THE QUARTER ENDED JUNE 30, 2000,
                      COMMISSION FILE NUMBER 0-25632
                    GUINNESS TELLI*PHONE CORPORATION
                    --------------------------------
          (Exact name of Registrant as specified in its charter)




        Nevada                                      68-0310550
   -------------------------                   --------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)






           655 Redwood Highway #111, Mill Valley, CA  94941
          --------------------------------------------------
       Registrant's Telephone Number, including area code   (415) 389-9442




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.





YES         X        NO
          ----              ----

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the close of the period covered
by this report:   31,127,316  shares.

GUINNESS TELLI*PHONE CORPORATION

INDEX

PART I. - Financial Information                                              Page No.
Item 1.   Financial Statements

Consolidated Balance Sheet
June 30, 2000 and December 31, 1999                                              2

Consolidated Statement of Operations -
Three Months Ended June 30, 2000 and 1999
and Six Months Ended June 30, 2000 and 1999
and Cumulative During Development Stage                                          3

Consolidated Statement of Cash Flows -
Three Months Ended June 30, 2000 and 1999
and Six Months Ended June 30, 2000 and 1999
and Cumulative During Development Stage                                          4

Note to Consolidated Financial Statements                                        5

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations                                    6

Part II. - None

Signatures                                                                      7





GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET



                                               June 30,        December 31,
                                                 2000             1999
                                              ----------      --------------
                                              (unaudited)
             ASSETS
            --------

CURRENT:
     Cash                                   $    49,834         $   233,689
     Prepaid expenses and other
       current assets                          3,217,536
                                            ------------        -----------

      TOTAL CURRENT ASSETS                     3,267,370            233,689
                                            ------------        -----------

PROPERTY AND EQUIPMENT, at cost:
     Equipment                                   254,314            118,364
     Office furniture                             40,785             13,824
     Software                                     23,559              4,850
     Leasehold improvements                       12,669
                                            ------------        -----------
         Totals                                  331,327            137,038
           Less accumulated depreciation          82,734             63,970

              NET PROPERTY AND EQUIPMENT         248,593             73,068
                                            ------------        -----------
OTHER:
      Deferred lease costs                       103,208
      Lease deposits                               6,709              6,709
                                            ------------        -----------
                                                 109,917              6,709
                                            ------------        -----------


                                             $ 3,625,880        $   313,466
                                            ============        ===========

         LIABILITIES
        -------------

CURRENT:
     Notes payable                          $   435,000         $   435,000
     Loans payable                              200,000
     Stockholder advances                        58,853              27,029
     Accounts payable                            98,829              42,953
     Deferred royalty income                    125,000             125,000
     Accrued interest                           796,654             738,004
     Accrued payroll taxes                      144,400             144,400
     Accrued salaries and wages                                      35,000
                                            -----------         -----------
          TOTAL LIABILITIES                   1,858,736           1,547,386

      STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK, $.001 par value;
     shares authorized 100,000,000;
     issued and outstanding
       31,127,316 and 26,294,610 shares          31,127              26,295
     Additional paid-in capital              18,431,545          10,882,148
     Deficit accumulated during
       development stage                    (16,695,528)        (12,142,363)
                                            -----------         -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          1,767,144          (1,233,920)

                                            $ 3,625,880         $   313,466
                                            ===========         ===========

See accompanying notes.

             GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF OPERATION
                           (UNAUDITED)

                               Cumulative              Six Months               Three Months
                                 During               Ended June 30,            Ended June 30,
                               Development           ----------------         ---------------
                                 Stage             2000           1999        2000          1999
                               -----------         ----           ----        ----          ----
OPERATING EXPENSES:
     Research and development $  4,551,152
     Interest expense            4,521,373    $  58,650      $  53,316    $  29,325    $  26,658
     Officers' salaries          1,091,890      117,450         16,000       58,925        6,500
     Rent                          453,922       47,082         19,279       31,655       13,345
     Consulting services         1,529,224    1,529,224                   1,529,224
     Other administrative
   Expenses                 5,063,632    2,800,759         209,746    2,585,557      110,893
                               ------------    ---------        --------   ----------     --------
LOSS FROM OPERATIONS            (17,211,193)  (4,553,165)       (298,341)  (4,234,686)    (157,396)

WRITE-OFF OF EXPIRED
     LIABILITIES                    515,665
                               ------------  -----------       --------   -----------    ---------
NET LOSS                       $(16,695,528) $(4,553,165)      $(298,341) $(4,234,686)   $(157,396)
                               ============  ===========       =========  ===========    =========
BASIC AND DILUTED
   LOSS PER SHARE                           $      (.16)      $    (.02)    $   (.15)    $  (.01)
                                             ===========       =========     ========     =======
WEIGHTED AVERAGE
   SHARES OUTSTANDING                        29,167,537      18,473,243   27,879,591  18,943,022





















See accompanying notes.

            GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                     (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)

                               Cumulative              Six Months               Three Months
                                 During               Ended June 30,            Ended June 30,
                               Development           ----------------         ---------------
                                 Stage             2000           1999        2000          1999
                               -----------         ----           ----        ----          ----
CASH USED IN OPERATIONS:
   Net loss                  $(16,695,528)     $(4,553,165)    $(298,341)  $(4,234,686)   $(157,396)
Adjustments to reconcile net loss
     to cash used in operations:
       Depreciation                82,734           18,764         5,298        13,271        2,649
  Decrease (increase) in
    prepaid expenses              (57,692)         (57,692)       50,000       (37,039)      25,000
  Increase (decrease) in
    accounts payable              276,006           55,876       (51,896)       36,579      (31,700)
  Increase in accrued interest    856,054           58,650        53,316        29,325       26,658
  Stock issues for consulting
      services, employee
      compensation and
      settlement                4,049,760        3,651,460         4,500     3,651,460
  Deferred royalty income         125,000
  Accrued for unissued stock
  Accrued payroll                 (35,000)         (35,000)      (34,053)
                              -----------        ---------       -------     ---------    ---------
                              (11,398,666)        (861,107)     (271,176)     (541,090)    (134,789)
                              -----------        ---------       -------      --------     --------

CASH USED IN INVESTING ACTIVITIES:
Deposits                        (6,709)
Deferred Lease Costs          (103,208)         (103,208)                  (103,208)
Additions to fixed assets     (269,327)         (144,289)      (17,911)     (88,332)      (16,311)
                               ---------         ---------       -------    ---------      --------
                                (379,244)         (247,497)      (17,911)    (191,540)      (16,311)
                               ---------         ---------       -------    ---------      --------
CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
Contributed capital          7,543,938
Sale of stock                3,286,550           692,925       223,550      426,825      223,550
Notes payable                  435,000
Loans payable                  200,000           200,000
Stockholder advances           205,076            31,824       (36,787)     258,853      (69,614)
Collection of stock subscriptions
     Receivable                  157,180
                               ---------           --------     --------    ---------      -------
                              11,827,744            924,749      186,763      685,678      153,936
                              ----------           --------     --------    ---------      -------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS    49,834          (183,855)    (102,324)      (46,952)       2,836

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                233,689      105,913        96,786          753
                              ----------          --------    ---------    ----------    ---------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                $   49,834        $   49,834    $   3,589    $   49,834    $   3,589
                              ==========        ==========    =========    ==========    =========

See accompanying notes.

          GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                      (A DEVELOPMENT COMPANY)
             NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at June 30, 2000, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1999.

Note 2. During the year 2000, the Company issued 4,447,350 shares of its common stock in payment of various services, equipment and a dispute settlement. The fair market value of these shares was $6,861,304.

Note 3: The Company has entered into an agreement with Southwest Bell Communications (SBC) whereby SBC will provide the Company with business listings which will be fed into the Telli system, allowing for an easier and faster creation of Telli directories.

                GUINNESS TELLI*PHONE CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             JUNE 30, 2000




Liquidity and Capital Resources:

Since filing its annual report on Form 10-K for the year ended December 31, 1999, the Company has obtained a $30 million equity line from Swartz Private Equity LLC, subject to registration with the SEC and governed by a percentage of the Company's trading volume.

             GUINNESS TELLI*PHONE CORPORATION
                   OTHER INFORMATION
                       JUNE 30, 2000

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings - None.

   Item 2.   Changes in Securities and Use of Proceeds:

             During the first six months of 2000, the Company issued 4,447,350 shares of its common stock in payment of various
             services, equipment and a dispute settlement.   The fair
             market value of these shares was $6,861,304.   This
             resulted in charges to operations of $3,651,460, equipment of $50,000 and prepaid expenses of $3,159,844.

            The Company also issued 385,356 shares in exchange for $692,925 of cash, which was used for current operations.

   Item 3.   Defaults Upon Senior Securities - None.

   Item 4.   Submission of Matters to a Vote of Security Holders -
             None.

   Item 5.   Other Information - None

   Item 6.   Exhibits and Reports on Form 8-K - None.

                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


GUINNESS TELLI*PHONE CORPORATION



By:  /s/Lawrence A. Guinness
     --------------------------
     Lawrence A. Guinness, President

Date: August 14, 2000