Form 10-K/A
period 1999-12-31
GUINNESS TELLI-PHONE CORP
filed 2000-11-14
CIK 940036

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                       Amendment 1 to
                         FORM 10-K

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

There is no current market for the Registrant's common stock.
The number of outstanding shares of the Registrant's Common Stock on December 31, 1999 was 26,294,610.

                                PART I


ITEM 1.  BUSINESS

(a) Overview
Organizational History. Guinness Telli*Phone Corporation, a Nevada corporation, was originally incorporated on July 8, 1993 as U.S. Telli*Phone Corporation. Effective August 4, 1993, U.S. Telli*Phone acquired all of the outstanding shares of Innstar Corporation, an inactive company having no assets, in exchange for 1,551,480 shares of Guinness's stock. Innstar Corporation was then merged into Guinness. U.S. Telli*Phone did not receive any consideration beyond the exchange of shares. The merger was accounted for as a recapitalization and Innstar had no assets, liabilities or operations to include in the accompanying financial statements. The purpose of the merger was to acquire a company whose shares were registered with the Securities and Exchange Commission and to change its domicile to Nevada which is where U.S. Telli*Phone was incorporated.

The corporate name was changed to Guinness Telli*Phone Corporation effective on September 13, 1993. On March 15, 1994, through a series of agreements among Guinness, CoNetCo, which was a California Corporation, and Lawrence A. Guinness, CoNetCo's founder and its principal shareholder, Guinness, pursuant to a Reorganization in accordance to section 368 (a)(1)(b) of the Internal Revenue Code, as amended, acquired all of the issued and outstanding stock of CoNetCo in exchange for 11,041,000 shares of the common stock of Telli.

Through this acquisition, we acquired the rights to a telephone andcommunity news and information computer software online directory and the TelliPhone, a combined telephone and computer communications product with a small screen, that has the ability of accessing the Telli Pages Directory through ordinary telephone lines. The TelliPhone has the potential of replacing the standard telephone now used in virtually every household and office in the United States. Through the TelliPhone's combined digital answering machine and interactive networking access system, users will have the ability to send, receive, and store vast amounts of electronic information and transactions locally and worldwide.

Effective February 18, 1990, as amended by the March 15, 1994 agreement, CoNetCo, then Guinness' wholly-owned subsidiary, acquired from CoNetCo's major stockholder the assets of the businesses known as Guinness Productions, Inc. and Guinness Computer Television Corp. in exchange for 8,000,000 shares of CoNetCo stock and royalty rights. The assets acquired from the Guinness Companies consisted primarily of product development efforts performed by the Guinness Companies to further develop the TelliPhone.

For accounting purposes, all costs incurred by the Guinness Companies to develop the TelliPhone were expensed in accordance with Financial Accounting Standards Board Statements No. 2, Accounting for Research and Development Costs. The assets acquired from the Guinness Companies have been valued at their historical cost basis and not current fair market value, if any, because all entities are under common control. The liabilities incurred and assumed by the Guinness Companies during its development of the TelliPhone were assumed by the shareholder of the Guinness Companies. The liabilities assumed by the Guinness Companies' shareholder total approximately $ 7.2 million, which include approximately $2.3 million of investor notes payable and related delinquent compounded interest of $3.6 million. Such liabilities were incurred by the Guinness Companies primarily during the years 1982 to 1989. Such liabilities assumed have been treated as a capital contribution and increased paid-in capital. CoNetCo and the Guinness Companies are predecessors of Telli and their activities are included in the cumulative financial data. Included in the deficit accumulated during development stage is approximately $7.2 million relating to the Guinness Companies.

Operations.   We are the developer of an online system that gives
households a fast, free, simple-to-use, local online service and the Telli Pages. The Telli Pages instantly delivers detailed, up-to-the-minute, local information via a personal computer or a Telli Screen connected to a telephone. We are of the opinion that the system is easier to use than an ATM.

Guinness has not generated any revenues to date.   We are currently
signing up advertisers and allowing them to advertise for free until
such time as we begin the distribution of our Telli Screens.   The
Telli Screen will be manufactured for distribution with the use of proceeds from our investment agreement with Swartz.

Consulting Agreement.   On July 31, 2000, Guiness entered into a
consulting agreement with Stellcom, Inc. located in San Diego, California.

Stellcom will generate and deliver the following:

Five (5) Telli*Screen Alpha prototype boards
Five (5) Telli*Screen Beta prototype boards
Schematics
Costed Bill of Materials (BOM)
Approved Vendor List (AVL)
Parts placement (Assembly) drawing
PCB Fabrication drawing
All developed source code with comments
All custom and standard cables assemblies including connector part numbers and wire gauges

Payments to Stellcom shall be made as follows:
   - Stellcom has invoiced Guinness for $125,000 upon the execution of the Agreement and the Project Assignment by the parties;
   - Stellcom will invoice Guinness for $75,000 upon delivery of Alpha schematics;
   - Stellcom will invoice Guinness for $75,000 upon delivery of Alpha layout documents;
   - Stellcom will invoice Guinness for $75,000 upon delivery of Alpha prototype units;
   - Stellcom will invoice Guinness for $50,000 upon delivery of Beta prototype units and final Deliverables.

Product.   The Telli Pages is an electronic version of the printed
yellow pages directory and includes detailed community news, schedules, agendas, events, and classifieds.

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

Our first Telli Pages Directory is stationed in a computer at Guinness' offices in Mill Valley, California. It is connected to the local telephone system and operates as the server for the Marin Telli Pages. (The Pacific Bell Marin Yellow Pages serves approximately 100,000 households and generates $20 million in annual advertising revenues.)

We have taken the telephone yellow pages directory and improved on it. The inexpensive Telli Pages can be updated instantly, and as often as needed.

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

The Telli Pages provide residents of the community with a "small town" visual communication forum for local businesses, organizations, associations, groups, and residents to distribute reviews, schedules, newsletters, and reports, and reserve or purchase tickets, food and merchandise, and distribute special discount offers and preferred commercial arrangements.

Plan of Operation.   Our general plan of operation beginning with the
calendar year 2000 is to introduce the Telli Pages to the marketplace within a single community, promote the Telli Pages Directory in the marketplace and prepare for large scale production of Telli Screens.

The bulk of the effort required to bring Telli Screens to the large scale production stage will take place in parallel with the market introduction of the Telli Pages accessed through personal computers.

The first Telli Pages server is stationed in our administrative offices in Mill Valley, California. The computer operating as the server contains Guinness's proprietary online operating system for the Telli Pages Directory and over 10,000 programs that operate the indexing system for navigating the Telli Pages Directory. As of August 1999, the server contained the up-to-date listings for all retail businesses and schools in Marin County. During the fall of 1999 we added the listings for all professional businesses and services. The server is connected to the local telephone system and is fully operational.

The TelliPhone and Telli Screen proprietary operating system includes application software for the telephone and speaker phone, answering machine, address book, auto-dialer, screen graphics and text, access to the Telli Pages, and engineering functions for the TelliPhone's hardware components. The TelliPhone smart card reader is installed and commercial software application programs will be developed when the product is in the marketplace.

Our engineers have designed an inexpensive computer board to eliminate many hardware components necessary for the operation of a personal computer but unnecessary for the successful operation of Telli Screens as the everyday consumer products for which they were designed. We have estimates from consultants experienced in the manufacture of computer appliances of a feasible price per Telli Screen when produced in volume. It is difficult to predict an accurate price until we learn the level of consumer response to the Telli Pages to determine a feasible size for Telli Screen production runs.

We expect that there will be many methods of financing for the manufacture of Telli Screens to allow us to order large runs and reduce the cost to manufacture Telli Screens and establish Telli Pages Directories in additional geographical areas throughout the United States. These will include strategic alliances with various major retailers and online service providers, franchising of Telli Pages territories, the sale of Telli Pages rights for hotels and resorts, and long term credit and leasing arrangements with banks and manufacturers of Telli Screen equipment.

We expect that the first community Telli Pages Directory will quickly establish a significant standard for accessing important local, everyday information. Through this success we plan to install Telli Pages Directory sites in communities across the United States within areas defined by the local telephone calling areas.

To this end, we have begun discussions with major financial groups that have indicated interest in financing our expansion plans.

Telli Pages Directory Access Area

The area of Marin to be covered by the Telli Pages contains approximately 100,000 households. This represents less than 5% of the total population of the Bay Area. The median income in Marin County is $68,768 per household.

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

Corporate Marketing Plan

We have introduced the Telli Pages to individual communities through a promotional campaign whereby people with personal computers are able to download the free Telli Pages system to their personal computers for direct access to Telli Pages servers. Later we plan to distribute free Telli Screens to households in each area to establish a critical mass of users at minimal cost.

Revenues for our products will be generated initially from storage of pages of commercial advertising and community information in the Telli Pages Directory at an initial minimum monthly rate of $30.00 per page, fees from special advertising screens loaded into Telli Screens for off line reference, and licensing fees from companies and organizations with online servers that wish to communicate or transact business with Telli Screen users. We plan to promote the sale of complete Telli Screen systems to businesses, associations, and government agencies to establish internal telecommunications information networks.

Our initial marketplace is householders, especially people who do not have the time or inclination to use a personal computer to exchange information through a world wide online system, and a large marketplace of individuals, businesses, and local groups whose primary interest is communicating and doing business with consumers and residents who reside within the few miles surrounding their location (a reported $72 billion market in local advertising). In our opinion, Telli Pages users can reference local information faster, with greater ease, and at less cost than surfing the Internet through a personal computer.

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

The initial success of the Telli Pages is dependent on the number of households with personal computers and ultimately on our ability to supply Telli Screens to a great number of homes in a concentrated area within a very short period of time. We believe that our ultimate success to secure advertising revenues will be dependent upon our ability to assure advertisers that a concentrated mass of householders near their places of business will have access to their promotional pages and use the Telli Pages Directory on an ongoing basis. In this way we will be able to encourage advertisers to move their advertising dollars from the yellow pages to the Telli Pages.

Within each area where a Telli Pages Directory is to be established, we will select an affluent community with a concentration of population around a large retail center. After establishing a Telli Pages Directory that can be accessed directly from personal computers, we intend to make CDs available to businesses and community groups to deliver to their customers or members for the purpose of maintaining a line of communication with their customers or members. Later, we intend to deliver Telli Screens free of charge to the homes of families with school age children.

To encourage parents to accept free Telli Screens in their homes and use the Telli Pages we plan to maintain an up-to-date school directory with daily classroom homework assignments, teacher's notes, school news, and district information.

Telli Pages operators who work with retail establishments in the area will be assigned individual schools where they will organize and maintain procedures for securing data and entering it in the appropriate sections of the Telli Pages Directory school news section in a timely manner. In the high schools, students wanting a part-time job may be hired to assist the Telli Pages operators.

Through this campaign, local retail establishments can promote the fact that they are supporting their local schools through the Telli Pages. Conversely, parents will be encouraged to patronize those retail establishments that advertise in the Telli Pages.

 Building Directory Listings

We have hired Telli Pages operators and supplied them with Telli Pages terminals to enter information onto the Telli Pages similar to the method the yellow pages uses to update their information once a year. Many of these operators will work from their homes. We plan to concentrate on hiring people with children who will appreciate the opportunity to work from home.

Telli Pages operators will be assigned a specific set of commercial accounts in their area that they will call on a regular basis to:

- inform their assigned businesses, groups, and associations of the advantages of listing in the Telli Pages Directory and encouraging them to list in the Telli Pages

- assist advertisers by entering their information under their listing in the Telli Pages

- help advertisers to keep their information current by editing their Telli Pages or by modifying their listing categories

- inform advertisers of new ideas that they may incorporate in their listings to increase their business or new programming systems that we may develop from time to time to improve their consumer communications

Telli Sponsored Advertising

We plan to send advertising packages to all businesses in the area served by the Telli Pages. The package will provide them with information on the Telli Pages and the Telli Screen. It will announce that Telli Screens are being introduced into their area and that many affluent consumers, located near their place of business, will have access to Telli Screens and the Telli Pages Directory.

They will be informed that a listing of the name of their establishment, the address, and telephone number already appears in the Telli Pages Directory along with those of their competitors under the appropriate categories. The package will include a return postage paid

Telli Pages Data Listing Card for them to create one Telli Page of information that they would like to see available to consumers under their listing in the Telli Pages Directory. They will be offered one free listing of one advertising Telli Page of information "on approval" for a period of 30 days to give them a chance to evaluate the Telli Pages as an advertising medium.

To support this mailing program, we will purchase significant advertising space in the local newspapers to promote the fact that "Telli Pages are here" and that Telli Pages CDs are available to households and businesses in the area with PCs and that Telli Screens are to follow. The purpose of the advertising program will be to encourage support for the Telli Pages throughout the community, make merchants aware of the marketplace available to them to encourage them to return their Telli Pages Data Listing Cards as soon as possible, and to evaluate the response to the Telli Pages from people and businesses in the adjoining areas where

Telli Screens have not yet been distributed to households ("market research to evaluate and determine future budgeting for advertising, promotion, and the production of Telli Screens").

Free Newspaper and Magazine Articles

Human interest stories and Telli Pages background articles will be prepared by us and sent to the local newspaper, magazine, radio, and television stations. Some of the articles to be written or subjects to be promoted are:

   -     Telli Pages, the local schools, and funding for education

   -     Telli Pages vs. the old yellow pages

   - Telli Screens and their use by government and local politicians

   - Telli Pages and their importance to community groups and associations

   - ideas from people and businesses in the community on how they are using the Telli Pages.

Workshops, Sales Demonstrations, and Seminars

Members of our marketing staff will work with local clubs, associations, and community groups to conduct workshops and demonstrations in the geographic area served by the Telli Pages. The purpose is to demonstrate the Telli Pages and later the Telli Screen to business and professional members of the community and inform them of the advantages provided everyone by communicating through the Telli Pages.

The marketing staff will encourage these people to work with the local Telli Pages operators to help them understand how the Telli Pages are used in the community, how to use Telli Pages to their benefit, and how easy it is to create and update Telli Pages of information. In addition, the marketing staff will assist advertisers in using the media to draw people's attention to their Telli Pages listings.

Members of local groups, associations, and organizations will be invited to attend seminars in our offices to learn the many functions of Telli Screens and the Telli Pages and how to promote their use through their network of members to reduce their costs, simplify their operations, and generate income. People attending these seminars will be invited to take a Telli Screen home and test it with members of their household.

We believe that a cooperative marketing effort among many people, businesses, and organizations who agree to use the Telli Pages to broadcast information will encourage the growth of the Telli Pages into other communities. Through advertising and articles in the local media, the information available through the Telli Pages will be highlighted by those who have created it.

Telli Screen User Smart Cards

As the success of Telli Pages builds, we intend to issue Telli Screen and plastic Telli Screen smart cards called TelliCards to Telli Pages users for a monthly fee. Businesses in the community will be encouraged to offer special discounts to Telli Screen users who show their cards at the time of purchase. These offers may not be advertised or made available through any other medium. As a result, businesses will be able to determine the return they are experiencing from the use of the Telli Pages.

The First Telli Pages Operation

We have introduced CDs and will introduce Telli Screens to the marketplace in a single local community in cooperation with local businesses, groups, and associations. During the initial stage of the product's introduction we will debug its systems, modify any design flaws to insure that the products meet the needs of the marketplace, and establish verification of our business. We expect that:

   - The Telli Pages can be distributed successfully and families will come to rely on it as their primary source of school news and student information.

   - People will come to rely on the Telli Pages as their local telephone book.

   - The Telli Pages will grow within the community primarily through promotion and support from local businesses and community groups who will use them for their own benefit.

   - People will come to rely on Telli Screens as the new home communications appliance to replace their telephone yellow pages book.

   - Major information providers will demonstrate their confidence that Telli Screens will allow them to expand their marketplace beyond users of personal computers by purchasing Telli Screen licensing contracts to reach Telli Pages users.

   - The Telli Pages Directory will operate successfully and profitably as a small business within a single community.

Product Distribution

The initial success of each Telli Pages Directory will be our ability to create a critical mass of users in a community within a short period of time. Our goal will be to deliver a Telli Screen to the home of every family with school age children within a nucleus of the area served by a Telli Pages Directory. Each Telli Pages area will be comprised of approximately 5 different districts called "Telli Pages Access Units".

We plan to offer school districts encompassing the most affluent Telli Pages Access Unit in each Telli Pages area a plan whereby they can generate funds for school projects. A Company representative will conduct a workshop at meetings of the P.T.A., and meetings of other parent groups responsible for raising funds for schools in the district. At these meetings, parents will be shown the Telli Screen and the Telli Pages including the school news and information directory. We will work with school representatives to establish a group of parent volunteers to help enter school district information and class news in the school news section of the Telli Pages.

One of our marketing representatives will conduct teacher workshops at every school within the school district to familiarize teachers with the Telli Screen, the Telli Pages and the process by which funds will be generated for the school district. A Telli Screen will be left in the school office or teachers lounge for teachers to operate and discover ways they can use the school news and information section of the Telli Pages Directory. By allowing the teachers this hands-on experience, they will become familiar with the school directory section of the Telli Pages.

DEL MAR SCHOOL            435-1468
105 Avenida Miraflores    Tiburon, CA 94920

1.    SCHOOL BULLETIN

2.   GRADE and CLASS NEWS

3.   EVENTS and MEETINGS

4.   P.T.A. DIRECTORY and NEWS

5.   GENERAL INFORMATION and RULES

6.   YOUR CHILD (Confidential)

7.   LEAVE A MESSAGE FOR A TEACHER

  TYPE a NUMBER - then PRESS the SEND key.

Research and Development to be Performed

We have no plans for the establishment of any significant new research projects during the year 2000. Additional programming development of a cosmetic nature is required to maintain the Telli Pages for use by the public.

In addition to entering Telli Pages of advertising and information for various groups in Marin County under their listings in the Telli Pages, our editors will modify the Telli Pages indexing system as the product expands in the marketplace.

Telli Screens will use the latest technology. With continual software upgrading through automatic downloads from Telli Pages servers while users are online, Telli Screen technology and the Telli Pages system should remain constantly up-to-date and ahead of other technology.

Anticipated Material Acquisition of Plant and Equipment

We do not plan to set up any manufacturing facilities of our own.
Therefore, we will not be making any material acquisition of plant and equipment within the next fiscal year of operations.

Approximately 80% of the capital required to establish a Telli Pages Directory within a limited geographical area for the market introduction will be used to set up and purchase Telli Screens and the central server to store the Telli Pages Directory. We believe that there will be no market for this equipment other than for our use to operate the Telli Pages.

Following the market introduction, we believe that over 60% of the capital required to maintain a Telli Pages Directory within a specific geographical area and increase the number of Telli Pages users and advertisers in that area will be used for the purchase of Telli
Screens, and other computer equipment.

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

Sources and Availability of Raw Materials

We do not plan to manufacture Telli Screens ourselves, nor do we have any significant expertise in this area. However, Telli Screens will be manufactured from the same materials used to manufacture personal computers and telephones. We are not aware of any problem that exists at the present time or that is projected to occur within the near future that will materially affect the source and availability of raw materials for the manufacture and supply of personal computers and telecommunications equipment.

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

Except for acquiring a local business license in areas where it plans to establish a Telli Pages Directory, we are not, at this time, subject to any federal, state, or local licensing requirements or regulations.

Seasonal Business

We feel that directories of information are so diverse that the use of them to provide information or to acquire information is generally not seasonal except for fluctuations during vacation and holiday periods.

We will be providing consumers with access to information from the Telli Pages and will sell space in the Telli Pages Directory to businesses and organizations to advertise their products and services. While there may be an increase in advertising revenues leading up to the holiday season in December, we do not expect any increase to materially effect our flow of income or play any role in any change in our profits.

Backlog Orders

We have not yet gone to the marketplace with our product andtherefore have no backlog orders of any kind.

Government Regulation

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access or conduct commerce on the Internet or for access through an online service or to establish an online service. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet and online services in general, covering issues such as user privacy, pricing, and characteristics and quality of products, services, and content. For example, the adoption of any laws or regulations that would prohibit distribution of obscene, lascivious, or indecent communications on the Internet may cause us to limit the scope of our products and services in the marketplace and increase our cost of doing business or otherwise have an adverse effect on our business, operating results, or financial condition. Moreover, the applicability to the Internet, other online services, the Telli Pages Directory, and the Telli Screen of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain.

Competition

We plan to distribute Telli Screens to users to encourage them to enhance their existing telephones with Telli Screens. Users will be able to keep their Telli Screens free of charge for as long as they remain users of the Telli Pages and we are able to generate enough revenues from paid advertising in the Telli Pages to support our monthly operations. At this time we see no competition from computer hardware and telecommunications equipment manufacturers and vendors.

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

The most significant market where we compete is in the area of telephone directories. The Telli Pages will compete primarily with the local Telephone Company Yellow Pages directory in areas where we establish a Telli Pages Directory central server. Specifically, we may be competing for advertising dollars. Even though the local Telephone Companies are regulated by the State Public Utilities Commissions, they have, unlike us, major financial resources available to them. If the Yellow Pages publishers see the Telli Pages as a major threat to their profits, it is possible that they would use their resources to attempt to eliminate competition from the Telli Pages Directory. How the Telephone Companies would attempt to eliminate competition from the Telli Pages is not clear at this time.


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Guinness Telli*Phone has generated no revenues and incurred cumulative losses of approximately $12 million dollars since inception, of which approximately $7.2 million of such losses relate to those of the predecessor companies. We are in the process of signing up advertisers in the Marin Telli Pages Directory for commencement of operations during the current year. Our future profitability is dependent upon successful commercialization of the Telli Screen and the online operating system. Furthermore, as we attempt to achieve commercialization of its products, it could encounter seasonality or other currently unforeseen factors causing additional variability in its future operating results. The report of the Independent Certified Public Accountant expresses substantial doubt about our ability to continue as a going concern.

 Liquidity and Capital Resources

Guinness is not in a liquid position at this time nor does it possess any assets that could be deemed liquid, other than cash of approximately $233,000. Liquidity of Guinness is expected to be severely impacted until operations commence and revenues are generated.

We have recently obtained a $30 million equity line from Swartz Private Equity LLC, subject to registration with the SEC and governed by a
percentage of our trading volume.   Our cash balance at December 31,
1999, plus the proceeds from private equity financing will be adequate to sustain operations until the completion of the registration with the SEC. The proceeds from the Swartz agreement may then be sufficient to bring our products and services to the market place generating revenues subject to the price and liquidity of our common stock.

Since inception, Telli and our predecessors have funded our research and development efforts by selling equity securities and borrowing capital. Approximately $ 7 million of additional paid-in capital represents liabilities of the predecessor companies operations which were personally assumed by our principal shareholder.

As a result of the development of the operating system for accessing the online Marin Telli Pages through personal computers, we will be able to commence operations prior to the production of the Telli Screen. However, we still intend to produce Telli Screens to expand the availability of the Telli Pages to the entire community.

Our engineers have designed an inexpensive Telli Screen computer board that eliminates many hardware components necessary for the operation of a personal computer but unnecessary for the successful operation of the Telli Screen as the everyday consumer product it was designed to be.

For the initial market we estimate that we will pay approximately $300 for the hardware components of each Telli Screen assembled. We have received estimates from consultants experienced in the manufacture of hardware components of a price of less than $200 per Telli Screen. It is difficult to predict an accurate price until we learn from our market introduction the level of consumer response to our software products to determine the size of runs that are most feasible. If tour product is very successful then we anticipate that we will have many methods of financing the manufacture of Telli Screens available that will allow us to order larger runs and further reduce the cost to manufacture Telli Screens. To this end, we have begun discussions with a major manufacturer of telecommunications equipment that is capable of producing Telli Screens at a favorable price.

When the introduction of the Telli Pages Directory is underway we plan to approach potential partners to renew discussions to arrange financing through the licensing of its technology for their use. We cannot assure you that we will be able to renew the discussions or, that if discussions are opened once again, we will be successful in reaching any agreements with the parties.

During 1999, we sold 8,749,700 shares of common stock for approximately $1,614,000. The proceeds were used to fund our general and administrative expenses. We also issued 60,000 shares of common stock to acquire equipment valued at $12,000 and 50,000 shares for various consulting services valued at $4,500.

During 1998, we sold 24,750 shares of common stock for approximately $5,000. Such proceeds were used to fund our general and administrative expenses. We also issued 2,550,000 shares of the common stock for various consulting services performed. The stock was valued at $366,300. $266,300 related to stock issued for services rendered by

December 31, 1998 was recorded as expense and $100,000 related to stock issued for services to be rendered in 1999 was recorded as a prepaid expense at December 31, 1998.

Management anticipates potential future revenues will be generated from two primary sources.

   - Purchases of commercial space in the Telli Pages Directory by local businesses and community groups and associations.

   - Licensing fees from organizations that wish to communicate with Telli Pages users through their Telli Screens.

Management plans to explore the feasibility of selling franchises to qualified organizations for the right to operate a Telli Pages
Directory within a defined geographical area as a method of financing the establishment of new Telli Pages Directory geographical sites.

As of December 31, 1999, Guinness has a deferred tax asset of approximately $1.7 million which is 100% reserved.

Results of Operations.    For the three months ended March 31, 2000,
Guinness had a net loss of (318,479).   Guinness had general and
administrative expenses of $318,479, which consisted primarily of interest expense of $29,325, officers' salaries of $58,525, rent of $15,427 and other administrative expenses of $215,202.

For the three months ended March 31, 1999, Guinness had a net loss of
(140,945).   Guinness had general and administrative expenses of
$140,945 for the three months ended March 31, 1999.   These expenses
consisted primarily of interest expense of $26,658, officers' salaries of $9,500, rent of $5,934 and other administrative expenses of $98,853


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
(925) 210-2180
fax (925) 210-2199
1-800-RINA-CPA

The Board of Directors and Stockholders
Guinness Telli*Phone Corporation and Subsidiary

We have audited the consolidated balance sheet of Guinness Telli*Phone Corporation and Subsidiary (a Nevada corporation and development stage company as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1999 and the period from November 12, 1980 (inception ) to December 31,
1999.   These financial statements are the responsibility of Guinness's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guinness Telli*Phone Corporation and Subsidiary as of December 31, 1999 and December 31, 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999 and the period from November 12, 1980 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Guinness will continue as a going concern. As discussed in Note 3, Guinness has been in the development stage since its inception and has sustained recurring losses, has negative working capital, is in default of its loan agreements, and has a stockholders' deficit. These conditions raise substantial doubt about Guinness's ability to continue as a going concern. Continuation as a going concern is dependent upon Guinness's ability to meet its past due debt obligations and future financing requirements and the success of its future operations, the outcome of which cannot be determined at this time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan regarding future operations is also described in Note 3.

Rooney, Ida. Nolt and Ahen
Walnut Creek, California
October 25, 2000

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

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------

Note 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Nature of business:

Guinness and its predecessors have been in the development stage since inception. Guinness is engaged in developing an interactive networking system, the Telli*Screen, which will allow access to electronic information. Guinness plans initially to target a customer base in the county of Marin, located immediately north of San Francisco. Guinness determined that effective December 31, 1994 all significant research and development regarding the Telli*Screen had been completed.

The consolidated financial statements include the accounts of Guinness Telli*Phone Corporation (Guinness) and its wholly-owned subsidiary, Marin Telli Pages, a California corporation. All significant intercompany balances and transactions have been eliminated in consolidation. Another wholly-owned subsidiary, CoNetCo, a California corporation, has been inactive since its reorganization in March, 1994 and has been excluded from the consolidated financial statements for the following reasons:

1. CoNetCo never incurred any business activities to record in the form of income or expense items.
2. CoNetCo's balance sheet has no assets or liabilities and its equity amounts are immaterial to Guinness's financial statements.
3. It is Guinness's present intention to dissolve CoNetCo.

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

Loss per share:

As of December 31, 1997, Guinness adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities, including stock option and warrants, that could share in the earnings of an entity. Because Guinness has a net loss, dilutive earnings per share are the same as basic earnings per share. As required by SFAS 128, all prior earnings have been restated to reflect the retroactive application of this accounting pronouncement. Adoption of SFAS 128 had no effect on previously reported earnings per share.

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

Fair value of financial instruments:

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that Guinness disclose the estimated fair value for its financial instruments for which it is practicable to estimate their values. Guinness's financial instruments include cash, stockholder advances, notes payable and accounts payable. The carrying value of cash approximates fair value due to the short maturities of these instruments. The fair value of other financial instruments is not practical to estimate because of the current financial condition of Guinness.

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

Note 3. FINANCIAL STATEMENT PRESENTATION:
The financial statements have been prepared assuming Guinness will continue as a going concern. Although Guinness is still in the development stage, management is currently negotiating to raise adequate financing to produce and place Telli*Screen units into a test market. Guinness is continuing to pursue additional debt and equity financing while continuing to modify and improve the Telli*Screen. Guinness's ability to continue as a going concern is dependent on management's success in obtaining financing, its ability to repay past due debt obligations and the acceptance of the Telli*Screen by the test market. To improve its financial condition, Guinness has significantly curtailed expenditures with only necessary costs being paid from the sale of stock. Once the system is in place, Guinness anticipates being able to attract financial support from those having an interest in reaching subscribers.

Guinness's recurring losses, negative working capital, default on loan agreements and stockholders' deficit raise substantial doubt about the ability of Guinness to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4. CONCENTRATIONS OF CREDIT RISK:
Cash was held in one financial institution at December 31, 1999 in an amount exceeding the guaranteed amount of the Federal Deposit Insurance Corporation by $133,689.

Note 5. DEBT CONVERSION:
During 1996, Guinness was advanced various non-interest bearing funds from a minority stockholder to fund operating expenses. As of December 31, 1996, total funds advanced were $250,000. Approximately $122,000 of the funds were received directly by Guinness's primary stockholder. Although the primary stockholder anticipates repaying

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLEIDATED FINANCIAL STATEMENTS

Note 5. Debt Conversion (Continued):

such advances in the future, there is currently no agreement requiring repayment. Accordingly, the amount has been treated as officer's salary for the year ended December 31, 1996. In January, 1997, the minority stockholder advanced additional funds. In February, 1997, Guinness and the minority stockholder converted the advances to common stock. Guinness issued 675,680 shares of stock under Regulation S of the Securities Act of 1933 as repayment in full for advances totaling $323,400.

Note 6. NOTES PAYABLE:
Guinness, through its longtime inactive wholly-owned subsidiary, CoNetCo, entered into approximately 20 different royalty agreements prior to 1990. The terms of the agreements required a fixed payment of cash for the future rights to a percentage of the future Telli*Phone (the predecessor of the Telli*Screen) sales proceeds. The agreements also provided the holders of the royalty agreements the option to convert its royalty interest into common stock of CoNetCo on the basis of eight times the royalty payment divided by the greater of $3 per share or three times the average bid price on the day Guinness's stock is traded after its initial public offering. During 1990, approximately 17 of the note-holders modified their royalty agreements to a conventional notepayable. The aggregate principal balance on these notes was $435,000 at both December 3l, 1999 and December 31, 1998, and accrued interest was $738,004 and $631,372 at December 31, 1999 and December 31, 1998, respectively. These notes bear interest at 10%, were in default at December 31, 1999 and 1998, and require future royalty payments but do not contain any features allowing the conversion to common stock. Guinness is currently negotiating with the note holders to convert their debt and accrued interest into common stock.

As of December 31, 1999 and 1998, Guinness had received $125,000 of advance royalty payments, which had not been converted to notes payable. This amount will begin to be amortized into income once sales of the Telli*Screen commence. The amortization period of deferred revenue has not yet been determined.

Note 7. CONMTMENTS:
Royalty agreements:

As part of CoNetCo's acquisition of the Guinness Companies, in February, 1990, CoNetCo granted royalty rights of 5% of all future revenues generated by the sale or lease of the Community News Network and the Telli*Screen instrument to the stockholder of the Guinness Companies. In addition, royalty and note holders received royalty rights. Under these agreements, Guinness will pay royalties aggregating 2.26% of the manufacturer's actual net price for which each Telli*Screen is sold.

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

Stockholder and predecessor company obligations:

A creditor of the Guinness Companies, and now a creditor of the Guinness Companies' former stockholder, has filed a lien against the stockholder and has also named CoNetCo as an additional judgment debtor. The creditor is seeking to recover approximately $650,000 related to $500,000 of loans and related accrued interest borrowed by the Guinness Companies. Guinness does not believe that it has any legal obligation to repay the debt of the Guinness Companies and that all such liabilities were assumed by the stockholder of the Guinness Companies. The stockholder of the Guinness Companies is currently the majority stockholder of Guinness. At December 31, 1999, the ultimate outcome of this matter is unknown and no liability has been recorded relating to the matter.

Leases:

During 1999, Guinness entered into several operating leases for its corporate offices. The office space leases expire between June, 2000 and February, 2005. Guinness also entered into an operating lease for a copy machine that expires June, 2004. The minimum aggregate lease payments due under the operating leases are as follows:

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

Note 8. INCOME TAXES:

Since Guinness is in the development stage and management cannot determine that it is more likely than not deferred tax assets will be recovered, it has provided a I 00% valuation allowance against the deferred tax asset resulting from its capitalized product development costs and its net operating loss carryforwards. Accordingly, no deferred tax asset is reflected in the accompanying financial statements. There were no material deferred tax liabilities at December 31, 1999.

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
Deferred tax liabilities

Net deferred income taxes

Guinness's provision for income taxes differs from the expense that would result from applying statutory rates to income before income taxes because of certain nondeductible expenses.

Guinness has approximately $2,200,000 of federal net operating loss carryforwards expiring between 2004 and 2013. Guinness has approximately $312,000 of state net operating loss carryforwards

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLEDATED FINANCIAL STATEMENTS

Note 8. INCOME TAXES (Continued):

expiring between 2003 and 2004. The losses accumulated by Guinness for tax purposes is significantly lower than the accumulated losses in these financial statements because the accumulated losses for financial statement purposes includes approximately $7,700,000 of losses incurred by predecessor companies which have been capitalized for tax purposes.

Note 9. EQUITY TRANSACTIONS:
Business combinations:

In 1989, CoNetCo was formed and acquired the theoretical rights to the Telli*Phone from a predecessor company in exchange for 2,3 50,000 shares of CoNetCo stock, which were valued at par value.

Effective February 18, 1990 (as amended by the March 15, 1994 agreement), CoNetCo, currently Guinness's longtime inactive wholly-owned subsidiary, acquired from CoNetCo's major stockholder the assets of the businesses known as Guinness Productions, Inc. and Guinness Computer Television Corp. (together, the Guinness Companies) in exchange for 8,000,000 shares of CoNetCo stock and royalty rights. The assets acquired from the Guinness Companies consisted primarily of product development efforts performed by the Guinness Companies to further develop the Telli*Screen. For accounting purposes, all costs incurred by the Guinness Companies to develop the Telli*Screen have been expensed in accordance with Financial Accounting Standards Board Statements No. 2, Accounting for Research and Development Costs. The assets acquired from the Guinness Companies have been valued at their historical cost basis and not current fair market value, if any, because all entities are under a common control.

The liabilities incurred and assumed by the Guinness Companies, during their development of the Telli*Screen, have been assumed by the stockholder of the Guinness Companies. The primary stockholder of Guinness Telli*Phone is also the primary stockholder of the Guinness Companies. The liabilities assumed by the Guinness Companies' stockholder total approximately $7.2 million, which include approximately $2.3 million of investor notes payable and related delinquent compounded interest of $3.6 million. Such liabilities were incurred by the Guinness Companies primarily during the years 1982 to 1989 and have been treated as a capital contribution and increased paid-in capital. CoNetCo and the Guinness Companies are predecessors of Guinness and their activities are included in the cumulative financial data. Included in deficit accumulated during development stage is approximately $7.2 million relating to the Guinness Companies.

Effective August 4, 1993, Guinness Telli*Phone Corporation, through an inactive predecessor company, U.S. Telli*Phone, acquired all of the outstanding shares of Innstar Corporation, an inactive company having no assets, in exchange for 1,551,480 shares of Guinness's stock. Innstar Corporation was then merged into Guinness. U.S. Telli*Phone did not receive any consideration beyond the exchange of shares. The merger was accounted for as a recapitalization and Innstar had no assets, liabilities or operations to include in the accompanying financial statements. The purpose of the merger was to acquire a company whose shares were registered with the Securities and Exchange Commission and to change its domicile to Nevada which is where U.S. Telli*Phone was incorporated.

Effective March 15, 1994, Guinness Telli*Phone Corporation acquired all of the outstanding shares of CoNetCo in exchange for 1 1,041,000 shares of Guinness's stock. The issuance of shares is accounted for as the issuance of shares by CoNetCo, who is considered the acquirer for accounting purposes, in exchange for monetary assets rather than a business combination since U.S. Telli*Phone, now Guinness Telli*Phone, was an inactive corporation. The assets acquired, principally the product development efforts, which for

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. EQUITY TRANSACTIONS (continued)

accounting purposes have zero book value, of the Telli*Phone network, were recorded at the historical cost basis of CoNetCo because of common control amongst current and predecessor entities.

Other transactions:

At December 31, 1999, outstanding common stock of 26,294,610 shares valued at $26,295 included transactions which had taken place in substance, but for which stock certificates had not physically been issued. These certificates, issued in January 2000, represented 1,502,367 shares at a value of $1,502.

In August, 1998, Guinness sold 24,750 shares of its common stock for $4,950. In December, 1998, Guinness entered into an agreement to sell 666,666 shares of common stock for $120,000. As Guinness received the cash, but had not issued the shares in 1998, this obligation had been recorded as a liability. This liability was relieved during 1999.

During 1998, Guinness issued 2,550,000 shares of common stock with an aggregate fair value of $366,300 in exchange for professional and consulting services to be rendered during 1999 and 1998. $ 1 00,000 related to services to be rendered in 1999 is included in prepaid expenses as of December 31, 1998. This amount was fully amortized during 1999.

Guinness was also obligated at December 31, 1998 to issue 3,265,000 shares of common stock to compensate employees for work performed during 1998. Accordingly, a liability of $540,500 was recorded for this obligation at December 31, 1998. This liability was relieved during 1999.

In January, 1997, Guinness converted $323,400 of advances from one of its stockholders to 675,680 shares of its common stock. In September, 1997, Guinness sold 207,000 of its common stock for $178,500. In December, 1997, Guinness issued 550,000 shares of its common stock for engineering services. Such shares have been valued at $27,500 and recorded as a 1997 expense.

On October 19,1995, Guinness sold 700,000 shares of its common stock for $301,000 which was all received in 1995. On December 15, 1995, Guinness sold 135,000 shares of its common stock for $101,250 which was not received until January, 1996. Both of these transactions were executed in accordance with Regulation S under the Securities Act of 1933.

In fiscal 1994 and 1993, the principal stockholder paid operating expenses on behalf of Guinness totaling $52,330 and $47,250. These amounts were accounted for as contributed capital and increased additional paid-in capital.

Note 10. PRIOR PERIOD ADJUSTMENT:

During the year, it was determined the accrued liabilities were understated for payroll taxes. Accordingly, an adjustment of $116,364 was made during 1999 to record accrued payroll taxes applicable to 1998 as of the beginning of the year. A corresponding entry was made to reduce further the previously reported deficit accumulated during development stage by $116,364. Because of Guinness's deficit financial position and because of the substantial doubt about Guinness's ability to continue as a going concern, there was no income tax effect to record related to the prior period adjustment amount.

Note 11. RESEARCH AND DEVELOPMENT:

Research and development costs represent costs Guinness (including the predecessor companies) believes are directly related to the development of the Telli*Phone. Included in cumulative research and

GUINNESS TELLI*PHONE CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. RESEARCH AND DEVELOPMENT (continued)

development costs is approximately $1,077,000 of officer compensation and approximately $800,000 of rent expense. During the period of product development, Guinness estimated that, excluding interest, approximately 80% of all expenses incurred have related directly to the development of the Telli*Phone.

Note 12.  CASH FLOW STATEMENT:

In 1993, Guinness acquired the stock of Innstar Corporation for 1,551,480 shares of Guinness's common stock, valued at $.OOI per share. Because the cumulative statement of operations includes the predecessor companies' operations, accumulated loss includes approximately $7.2 million from the predecessor companies. Additionally, contributed capital includes approximately $7.2 million of liabilities assumed personally by the predecessor company stockholder, who is also the primary stockholder of Guinness.

Note 13.  RELATED PARTY TRANSACTIONS:

Advances of $55,177 were received by Guinness from its primary stockholder during 1998. Guinness also received an advance of $15,000 from a relative of Guinness's primary stockholder during 1998. No repayments were made on these advances during 1998. During 1999, however, Guinness paid down the amount due its primary stockholder by $150,148.

In 1999, 1998, and 1997, Guinness recorded consulting expenses of $0, $15,990, and $91,010 respectively, for services rendered by a minority stockholder. At December 31, 1999 and December 31, 1998, $15,000 and $107,000 respectively, was due to this stockholder.

Note 14.  SUBSEQUENT EVENT:

In January 2000 Guinness's Board of Directors passed a resolution to amend Guinness's articles of incorporation to increase the number of its authorized shares of common stock from 25,000,000 to 100,000,000.

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

                          SIGNATURES

GUINNESS TELLI*PHONE CORPORATION
(Registrant)


Date: November 12, 2000       /S/Lawrence A. Guinness
                           By: Lawrence A. Guinness
                           Its: President


Date: November 12, 2000       /S/Arthur Korn
                           By: Arthur Korn
                           Its: Chief Financial Officer


Date: November 12, 2000       /S/Dixie K. Tanner
                           By: Dixie K. Tanner
                           Its: Secretary