Form 10-Q
period 2000-09-30
GUINNESS TELLI-PHONE CORP
filed 2000-11-14
CIK 940036

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

             QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934




                               FORM 10-Q




                 FOR THE QUARTER ENDED SEPTEMBER 30, 2000
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





YES        X                                 NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this
report:   32,683,120  shares.

               GUINNESS TELLI*PHONE CORPORATION

INDEX


PART I. - Financial Information                               Page No.

Item 1.   Financial Statements

      Consolidated Balance Sheet
      September 30, 2000 and December 31, 1999                    2

      Consolidated Statement of Operations -
      Three Months Ended September 30, 2000 and
      1999 and Nine Months Ended September 30,
      2000 and 1999 and Cumulative During
      Development Stage                                           3

      Consolidated Statement of Cash Flows -
      Three Months Ended September 30, 2000 and 1999
      and Nine Months Ended September 30, 2000
      and 1999 and Cumulative During Development
      Stage                                                       4

      Note to Consolidated Financial Statements                   5

Item 2.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations               6

Part II. - Other Information                                      7

Signatures                                                        8






GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

                                                    September 30,
                                                        1999                    December 31,
                                                      (unaudited)                 2000
                                                    -------------               ----------
               ASSETS

CURRENT:
   Cash                                               $    9,335                $   233,689
   Accounts Receivable - Trade                            11,660
   Prepaid expenses and other current assets           2,281,206
                                                      ----------                -----------
      TOTAL CURRENT ASSETS                             2,302,201                    233,689

PROPERTY AND EQUIPMENT, at cost:
   Telliscreens - in progress                            125,000
   Equipment                                             252,963                    118,364
   Office furniture                                       51,656                     13,824
   Software                                               24,471                      4,850
   Leasehold improvements                                 19,710
                                                      ----------                 ----------
     Totals                                              473,800                    137,038
   Less accumulated depreciation                          96,731                     63,970
                                                       ---------                 ----------
       NET PROPERTY AND EQUIPMENT                        377,069                     73,068
                                                      ---------
INVESTMENT IN ACQUIRED BUSINESS                        2,541,000
                                                      ----------
OTHER:
   Deferred lease costs, net of $15,178
   of accumulated amortization                           75,888
   Lease deposits                                         6,709                       6,709
                                                    -----------                 -----------
                                                         82,597                       6,709
                                                    -----------                 -----------
                                                    $ 5,302,867                 $   313,466
                                                    ===========                 ===========
          LIABILITIES
CURRENT:
   Notes payable                                    $   435,000                 $   435,000
   Loans payable                                         38,000
   Stockholder advances                                  28,310                      27,029
   Accounts payable                                     182,464                      42,953
    Deferred royalty income                             125,000                     125,000
   Accrued interest                                     825,979                     738,004
   Accrued payroll taxes                                144,400                     144,400
   Deferred advertising income                           11,660
    Accrued salaries and wages                                                       35,000
                                                    -----------                  ----------
      TOTAL LIABILITIES                               1,790,813                   1,547,386
                                                    -----------                  ----------
ACCRUED PURCHASE PRICE OF ACQUIRED BUSINESS           2,541,000
                                                    -----------
      STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK, $.001 par value;
      shares authorized 100,000,000;
      issued and outstanding
      32,683,120 and 26,294,610 shares                    32,683                     26,295
   Additional paid-in capital                         19,496,627                 10,882,148
   Deficit accumulated during
      development stage                              (18,558,256)               (12,142,363)
                                                    ------------               ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     971,054                 (1,233,920)
                                                    ------------               ------------
                                                     $ 5,302,867                $   313,466
                                                    ============               ============

See accompanying notes.

               GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                                              Cumulative
                                                During              Nine Months               Three Months
                                              Development       Ended September 30,        Ended September 30,
                                                 Stage           2000          1999        2000           1999
                                              -----------       -------------------        --------------------
OPERATING EXPENSES:
   Research and development                  $  4,551,152
   Interest expense                             4,550,698     $    87,975   $  79,974    $    29,325      $ 26,658
   Officers' salaries                           1,167,938         193,500      24,000         76,048         8,000
   Rent                                           502,048          95,208      28,999         48,126         9,720
   Consulting services                          2,670,358       2,670,358                  1,141,132
   Other administrative
      Expenses                                  5,631,727       3,368,852     324,868        568,095       115,121
                                            -------------      ----------   ---------    -----------     ---------
LOSS FROM OPERATIONS                          (19,073,921)     (6,415,893)   (457,841)    (1,862,728)     (159,499)

WRITE-OFF OF EXPIRED
   LIABILITIES                                    515,665
                                            -------------      ----------   ---------     -----------    ---------
NET LOSS                                     $(18,558,256)    $(6,415,893)  $(457,841)    $(1,862,728)   $(159,499)
                                            =============     ===========   =========     ===========    =========
BASIC AND DILUTED
   LOSS PER SHARE                                             $      (.21)  $    (.02)    $      (.06)   $    (.01)
                                                              ============  ==========    ===========    =========
WEIGHTED AVERAGE
   SHARES OUTSTANDING                                           29,945,439  19,019,892     28,657,495    20,095,367





















See accompanying notes.

           GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                   (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)

                                              Cumulative
                                                During              Nine Months               Three Months
                                              Development       Ended September 30,        Ended September 30,
                                                 Stage           2000          1999        2000           1999
                                              -----------       -------------------        --------------------

CASH USED IN OPERATIONS:
   Net loss                                  $(18,558,256)   $(6,415,893)   $(457,841)    $(1,862,728)    $(159,500)
   Adjustments to reconcile net loss
     to cash used in operations:
   Depreciation                                   111,909         47,939        7,948          29,175         2,649
   Decrease (increase) in
      prepaid expenses                           (101,280)      (101,280)      75,000         (43,588)        25,000
   Increase (decrease) in
      accounts payable                            359,641        139,511      (62,896)         83,635        (11,000)
   Increase in accrued interest                   885,379         87,975       79,974          29,325         26,658
   Stock issues for consulting
        services, employee
        compensation and settlement             5,211,316      4,813,016        4,500       1,161,556
   Deferred royalty income                        125,000
   Accrued for unissued stock
   Accrued payroll                                (35,000)      (35,000)      (34,053)
                                              -----------    ----------      --------        ---------      --------
                                              (12,001,291)   (1,463,732)     (387,368)        (602,625)     (116,193)
                                              -----------    ----------      --------        ---------      --------

CASH USED IN INVESTING ACTIVITIES:
   Deposits                                       (6,709)
   Deferred Lease Costs                          (91,066)       (91,066)                       12,142
   Additions to fixed assets                    (411,800)      (286,762)      (24,632)       (142,473)        (6,721)
                                              ----------     ----------      --------        --------       --------
                                                (509,575)      (377,828)      (24,632)       (130,331)        (6,721)
                                              ----------     ----------      --------        --------       --------
CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES:
   Contributed capital                         7,543,938
   Sale of stock                               3,781,550      1,187,925       476,550         495,000        253,000
   Notes payable                                 435,000                       (5,000)                        (5,000)
   Loans payable                                 428,000        428,000       (77,940)        228,000        (41,152)
   Stockholder advances                          174,533          1,281                       (30,543)
   Collection of stock subscriptions
     Receivable                                  157,180
                                              ----------      ---------     ---------        --------       ---------
                                              12,520,201      1,617,206       393,610         692,457        206,848
                                              ----------      ---------     ---------        --------       --------
NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                    9,335      (224,354)      (18,390)        (40,499)         83,934

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                           233,689        105,913         49,834           3,589
                                              ----------      --------       --------        -------      ----------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                $    9,335      $  9,335       $ 87,522       $  9,335      $  87,523
                                               ==========     ========      =========     ========      =========



See accompanying notes.

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT COMPANY)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.	In the opinion of the management of Guinness Telli*Phone
Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 2000, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1999.

Note 2.	During the year 2000, the Company issued 5,302,839 shares of its common stock in payment of various services, equipment and a dispute settlement. The fair market value of these shares was $7,432,942.

Note 3:	The Company has entered into an agreement with Southwest Bell
Communications (SBC) whereby SBC will provide the Company with business listings which will be fed into the Telli system, allowing for an easier and faster creation of Telli directories.

Note 4:	Effective August 4, 2000, the company acquired the assets of
NewsSurfer.com Corporation in exchange for 1,000,000 shares of stock, valued at $2.50 per share, and the assumption of approximately $41,000 in liabilities. The shares were not issued as of September 30, 2000. The Company has not yet obtained all of the financial data necessary to include the balance sheet, operating statement and statement of cash flows of the acquired business in this Form 10-Q. When that information is received, the Company will file an amended Form 10-Q.












- 5 --

GUINNESS TELLI*PHONE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2000




Liquidity and Capital Resources:

Since filing its annual report on Form 10-K for the year ended December 31, 1999, the Company has obtained a $30 million equity line from Swartz Private Equity LLC, subject to registration with the SEC and governed by a percentage of the Company's trading volume.




































- 6 --

GUINNESS TELLI*PHONE CORPORATION
OTHER INFORMATION
SEPTEMBER 30, 2000


PARI II - OTHER INFORMATION

   Item 1.   Legal Proceedings - None.

   Item 2.   Changes in Securities and Use of Proceeds:

During the first nine months of 2000, the Company issued 5,302,839 shares of its common stock in payment of various services, equipment and a dispute settlement. The fair market value of these shares was $7,432,942. This resulted in charges to operations of $5,203,016, equipment of $50,000 and prepaid expenses of $2,179,926.

The Company also issued 385,356 shares in exchange for $692,925 of cash, which was used for current operations.

   Item 3.   Defaults Upon Senior Securities - None.

   Item 4.   Submission of Matters to a Vote of Security Holders -
None.

   Item 5.   Other Information - None

   Item 6.   Exhibits and Reports on Form 8-K - None.




















- 7 -



                    Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


GUINNESS TELLI*PHONE CORPORATION



By:  /s/Lawrence A. Guinness
   Lawrence A. Guinness, President

Date:     November 12, 2000