Form 10-Q/A
period 2000-09-30
GUINNESS TELLI-PHONE CORP
filed 2000-12-21
CIK 940036

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

             QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934



                             AMENDMENT 1 TO
                               FORM 10-Q




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





YES        X                                 NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this
report:   33,683,120  shares.

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

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

                                                    September 30,
                                                        2000                    December 31,
                                                      (unaudited)                 1999
                                                    -------------               ----------
               ASSETS

CURRENT:
   Cash                                               $   20,986                $   233,689
   Accounts Receivable - Trade                            56,858
   Prepaid expenses and other current assets           2,281,206
                                                      ----------                -----------
      TOTAL CURRENT ASSETS                             2,359,050                    233,689

PROPERTY AND EQUIPMENT, at cost:
   Telliscreens - in progress                            125,000
   Equipment                                             258,040                    118,364
   Office furniture                                       51,656                     13,824
   Software                                               24,471                      4,850
   Leasehold improvements                                 19,710
                                                      ----------                 ----------
     Totals                                              478,877                    137,038
   Less accumulated depreciation                          96,731                     63,970
                                                       ---------                 ----------
       NET PROPERTY AND EQUIPMENT                        382,146                     73,068
                                                      ---------                  ----------

OTHER:
   Trademarks and patents acquired, net of
      $83,412 of accumulated amortization             2,420,632
   Deferred lease costs, net of $15,178
   of accumulated amortization                           75,888
   Lease deposits                                         6,709                       6,709
                                                    -----------                 -----------
                                                      2,503,229                       6,709
                                                    -----------                 -----------
                                                    $ 5,244,425                 $   313,466
                                                    ===========                 ===========
          LIABILITIES

CURRENT:
   Notes payable                                    $   435,000                 $   435,000
   Loans payable                                         38,000
   Stockholder advances                                  28,310                      27,029
   Accounts payable                                     248,749                      42,953
    Deferred royalty income                             125,000                     125,000
   Accrued interest                                     825,979                     738,004
   Accrued payroll taxes                                144,400                     144,400
   Deferred advertising income                           11,660
    Accrued salaries and wages                                                       35,000
                                                    -----------                  ----------
      TOTAL LIABILITIES                               1,857,098                   1,547,386
                                                    -----------                  ----------

      STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK, $.001 par value;
      shares authorized 100,000,000;
      issued and outstanding
      33,683,120 and 26,294,610 shares                    33,683                     26,295
   Additional paid-in capital                         21,995,627                 10,882,148
   Deficit accumulated during
      development stage                              (18,641,983)               (12,142,363)
                                                    ------------               ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   3,387,327                 (1,233,920)
                                                    ------------               ------------
                                                     $ 5,244,425                $   313,466
                                                    ============               ============

See accompanying notes.

               GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                                              Cumulative
                                                During              Nine Months               Three Months
                                              Development       Ended September 30,        Ended September 30,
                                                 Stage           2000          1999        2000           1999
                                              -----------       -------------------        --------------------

REVENUES-ADVERTISING                         $    110,016     $   110,016                $   110,015
                                             ------------     -----------   ---------    -----------     ---------
OPERATING EXPENSES:
   Research and development                  $  4,551,152
   Interest expense                             4,550,698     $    87,975   $  79,974    $    29,325      $ 26,658
   Officers' salaries                           1,167,938         193,500      24,000         76,048         8,000
   Rent                                           502,948          96,108      28,999         49,026         9,720
   Consulting services                          2,670,358       2,670,358                  1,141,132
   Other administrative
      Expenses                                  5,824,570       3,561,694     324,868        760,938       115,121
                                            -------------      ----------   ---------    -----------     ---------
    TOTAL OPERATING EXPENSES                  (19,267,664)     (6,609,635)   (457,841)     2,056,469      (159,499)

LOSS FROM OPERATIONS                          (19,157,648)     (6,499,619)   (457,841)    (1,946,453)     (159,499)

WRITE-OFF OF EXPIRED
   LIABILITIES                                    515,665
                                            -------------      ----------   ---------     -----------    ---------
NET LOSS                                     $(18,641,983)    $(6,499,619)  $(457,841)    $(1,946,453)   $(159,499)
                                            =============     ===========   =========     ===========    =========
BASIC AND DILUTED
   LOSS PER SHARE                                             $      (.21)  $    (.02)    $      (.06)   $    (.01)
                                                              ============  ==========    ===========    =========
WEIGHTED AVERAGE
   SHARES OUTSTANDING                                           30,612,106  19,019,892     28,657,495    20,095,367





















See accompanying notes.

           GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
                   (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)

                                              Cumulative
                                                During              Nine Months               Three Months
                                              Development       Ended September 30,        Ended September 30,
                                                 Stage           2000          1999        2000           1999
                                              -----------       -------------------        --------------------

CASH USED IN OPERATIONS:
   Net loss                                  $(18,641,982)   $(6,499,619)   $(457,841)    $(1,946,454)    $(159,500)
   Adjustments to reconcile net loss
     to cash used in operations:
   Depreciation                                   195,321        131,351        7,948         112,587         2,649
   Decrease (increase) in
      prepaid expenses                           (102,910)      (102,910)      75,000         (45,218)        25,000
   Decrease (increase in accounts receivable      (56,858)       (56,858)                     (56,858)
   Increase (decrease) in
      accounts payable                            384,926        164,796      (62,896)        108,920        (11,000)
   Increase in accrued interest                   885,379         87,975       79,974          29,325         26,658
   Stock issues for consulting
        services, employee
        compensation and settlement             5,235,175      4,836,875        4,500       1,185,415
   Deferred royalty income                        125,000
   Increase in deferred advertising                11,600         11,600                       11,600
   Accrued for unissued stock
   Accrued payroll                                (35,000)      (35,000)      (34,053)
                                              -----------    ----------      --------        ---------      --------
                                              (11,999,289)   (1,461,730)     (387,368)        (600,623)     (116,193)
                                              -----------    ----------      --------        ---------      --------

CASH USED IN INVESTING ACTIVITIES:
   Deposits                                       (6,709)
   Deferred Lease Costs                          (91,066)       (91,066)                       12,142
   Additions to fixed assets                    (411,800)      (286,762)      (24,632)       (142,473)        (6,721)
                                              ----------     ----------      --------        --------       --------
                                                (509,575)      (377,828)      (24,632)       (130,331)        (6,721)
                                              ----------     ----------      --------        --------       --------
CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES:
   Contributed capital                         7,543,938
   Sale of stock                               3,791,199      1,197,574       476,550         504,649        253,000
   Notes payable                                 435,000                       (5,000)                        (5,000)
   Loans payable                                 428,000        428,000       (77,940)        228,000        (41,152)
   Stockholder advances                          174,533          1,281                       (30,543)
   Collection of stock subscriptions
     Receivable                                  157,180
                                              ----------      ---------     ---------        --------       ---------
                                              12,529,850      1,626,855       393,610         702,106        206,848
                                              ----------      ---------     ---------        --------       --------
NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                   20,986      (212,703)      (18,390)        (28,848)         83,934

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                           233,689        105,913         49,834           3,589
                                              ----------      --------       --------        -------      ----------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                $   20,986      $ 20,986       $ 87,522       $ 20,986       $  87,523
                                               ==========     ========      =========       ========       =========



See accompanying notes.

GUINNESS TELLI*PHONE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT COMPANY)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1: In the opinion of the management of Guinness Telli*Phone Corporation and Subsidiary, the unaudited financial statements of Guinness Telli*Phone Corporation and Subsidiary for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 2000, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year December 31, 1999.

Note 2: During the year 2000, the Company issued 5,302,839 shares of its common stock in payment of various services, equipment and a dispute settlement. The fair market value of these shares was $7,432,942.

Note 3: The Company has entered into an agreement with Southwest Bell Communications (SBC) whereby SBC will provide the Company with business listings which will be fed into the Telli system, allowing for an easier and faster creation of Telli directories.

Note 4: Effective August 4, 2000, the company acquired the assets of NewsSurfer.com Corporation in exchange for 1,000,000 shares of stock, valued at $2.50 per share, and the assumption of approximately $41,000 in liabilities. The acquisition includes cash of $9,649, receivables of $23,859, equipment of $5,077, and trademarks and patents of $2,502,415.

Note 5:   Pro Forma Consolidated Statement of Operations:   In
connection with the August 4, 2000 acquisition described in Note 4 above, the following sets forth pro forma consolidated statement of operations for the nine month periods ended September 30, 2000 and 1999 as if Newsurfer.com Corporation was acquired on the first day of each nine month period.

                                               2000            1999
                                              ------           -----

Revenues - advertising                        $ 219,131       $96,515
                                             ----------      --------

Operating expenses:
   Internet expense                              87,975        80,529
   Officers' salaries                           193,500        59,500
   Rent                                          97,912        30,297
   Consulting services                        2,706,699        17,106
   Other administrative expenses              3,654,440       395,716
                                             ----------      --------
                                              6,740,526       583,148
                                             ----------      --------

Net Loss                                    $(6,521,395)    $(486,633)









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

Effective August 4, 2000, the Company issued
1,000,000 shares of its common stock valued at $2,500,000, for the acquisition of a company specializing in the design, development and licensing of search and knowledge management technology.

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

Date:     December 14, 2000